Form 10-Q
period 1996-06-30
AASCHE TRANSPORTATION SERVICES INC
filed 1996-08-14
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1996
                                               ----------------------------

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
    For the transition period from _______________________ to _______________

                        COMMISSION FILE NUMBER  0-24576
                                                -------
                      AASCHE TRANSPORTATION SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                             36-3964954
- -------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                         10214 NORTH MOUNT VERNON ROAD
                            SHANNON, ILLINOIS  61078
                    (Address of Principal Executive Offices)

                                  815-864-2421
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 3,913,077 SHARES OF PAR
VALUE $.0001 COMMON STOCK                           -----------------------
- -------------------------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      AASCHE TRANSPORTATION SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                         June 30,           December 31,
                                                                                           1996                 1995
                                                                                       -------------        ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                               $352,000            $503,000
    Trade receivables, less allowance for doubtful accounts of $76,000                     6,782,000           6,454,000
    Prepaid expenses and other current assets                                              2,934,000           1,631,000
                                                                                       -------------        ------------

        Total current assets                                                              10,068,000           8,588,000
                                                                                       -------------        ------------

  Property and equipment, at cost                                                         58,367,000          60,640,000
      Less accumulated depreciation and amortization                                     (14,412,000)        (12,360,000)
                                                                                       -------------        ------------
          Net property and equipment                                                      43,955,000          48,280,000
                                                                                       -------------        ------------

  Excess of cost over net assets acquired, less accumulated
    amortization of $297,000 and $220,000                                                  7,773,000           7,850,000
   Other assets                                                                              516,000             639,000
                                                                                       -------------        ------------

                   TOTAL ASSETS                                                          $62,312,000         $65,357,000
                                                                                       =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                      $2,621,000          $2,974,000
    Accrued liabilities                                                                    1,562,000           1,659,000
    Guaranteed obligation of Employee Stock Ownership Plan                                   266,000             334,000
    Line of credit                                                                         4,225,000           2,859,000
    Current maturities of long-term debt with unrelated parties                            5,848,000           7,108,000
    Current maturities of long-term debt with related party                                  995,000             995,000
    Current maturities of capital lease obligations with unrelated parties                 3,143,000           3,447,000
    Current maturities of capital lease obligations with related parties                   1,085,000           1,007,000
                                                                                       -------------        ------------

      Total current liabilities                                                           19,745,000          20,383,000

  Long-term debt with unrelated parties, less current maturities                          14,834,000          15,470,000
  Long-term debt with related party, less current maturities                               2,985,000           3,483,000
  Capital lease obligations with unrelated parties, less current maturities                8,793,000           9,668,000
  Capital lease obligations with related parties, less current maturities                    933,000           1,497,000
  Deferred income taxes                                                                    2,024,000           1,951,000
                                                                                       -------------        ------------

                   Total liabilities                                                      49,314,000          52,452,000

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     3,913,077 shares issued and outstanding                                                  ---                 ---
   Additional paid-in capital                                                             14,442,000          14,442,000
   Guarantee of Employee Stock Ownership Plan obligation                                    (266,000)           (334,000)
   Accumulated deficit                                                                    (1,178,000)         (1,203,000)
                                                                                       -------------        ------------

                   Total stockholders' equity                                             12,998,000          12,905,000
                                                                                       -------------        ------------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                                $62,312,000         $65,357,000
                                                                                       =============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                            June 30,
                                                        ----------------------------        ----------------------------
                                                            1996             1995               1996             1995
                                                        ------------     -----------        ------------     -----------

NET REVENUES                                            $20,051,000      $17,000,000        $39,089,000      $30,341,000

OPERATING EXPENSES:
  Salaries, wages and benefits                            6,831,000        6,159,000         13,239,000       11,247,000
  Fuel                                                    3,207,000        2,501,000          6,296,000        4,520,000
  Purchased transportation                                2,638,000        1,559,000          5,536,000        2,881,000
  Supplies and maintenance                                1,911,000        1,646,000          3,612,000        2,839,000
  Depreciation and amortization                           1,935,000        1,712,000          4,126,000        3,181,000
  Taxes and licenses                                        341,000          427,000            832,000          758,000
  Insurance                                                 876,000          877,000          1,530,000        1,513,000
  Communications and utilities                              198,000          199,000            400,000          378,000
  Loss (gain) on disposition of equipment                    38,000         (106,000)            68,000         (118,000)
  Litigation settlement                                         -                -              150,000              -
  Polar Express restructuring                               490,000              -              490,000              -
  Severance                                                  42,000              -               42,000              -
  Other                                                     696,000          402,000            949,000          603,000
                                                        ------------     -----------        ------------     -----------

                   Total operating expenses              19,203,000       15,376,000         37,270,000       27,802,000
                                                        ------------     -----------        ------------     -----------

OPERATING INCOME                                            848,000        1,624,000          1,819,000        2,539,000

OTHER (EXPENSES) INCOME:
  Interest expense                                         (873,000)        (998,000)        (1,837,000)      (1,789,000)
  Amortization of debt issuance cost                            -                -                  -           (447,000)
  Other                                                      35,000           40,000             58,000           83,000
                                                        ------------     -----------        ------------     -----------

INCOME BEFORE INCOME TAX PROVISION                           10,000          666,000             40,000          386,000

INCOME TAX PROVISION                                        (55,000)        (187,000)           (15,000)        (136,000)
                                                        ------------     -----------        ------------     -----------

NET (LOSS) INCOME                                       $   (45,000)     $   479,000        $   $25,000      S   250,000
                                                        ============     ===========        ============     ===========

NET (LOSS) INCOME PER COMMON SHARE                      $     (0.01)     $      0.12        $      0.01      S      0.07
                                                        ============     ===========        ============     ===========

Weighted average common and
  common equivalent shares outstanding                    3,946,930        3,913,722          3,941,052        3,752,254
                                                        ============     ===========        ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                     Guarantee
                                                   Common Stock                     of Employee
                                                ------------------                    Stock
                                                 $.0001 Par Value    Additional      Ownership                      Total
                                                ------------------    Paid-In          Plan        Accumulated   Stockholders'
                                                 Shares    Amount     Capital       Obligation       Deficit        Equity
                                                ------------------------------------------------------------------------------

Balance at December 31, 1995                     3,947,107  $  -    $14,442,000      $(334,000)   $(1,203,000)   $12,905,000
Escrow shares in connection with
   Litigation Settlement (Note 6)                  (34,030)
Reduction in Guarantee of Employee
   Stock Ownership Plan obligation                                                      68,000                        68,000
Net Income                                                                                             25,000         25,000
                                                ------------------------------------------------------------------------------
Balance at June 30, 1996                         3,913,077  $  -    $14,442,000      $(266,000)   $(1,178,000)   $12,998,000
                                                ==============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                      Six Months Ended
                                                                                                        June 30, 1996
                                                                                               -------------------------------
                                                                                                  1996                  1995
                                                                                               -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                   $   25,000           S  250,000
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                               4,203,000            3,711,000
    Loss (gain) on disposition of equipment                                                        68,000             (118,000)
    Deferred income taxes                                                                          73,000              115,000
    Changes in other current operating items:
      Trade receivables                                                                          (328,000)          (1,008,000)
      Prepaid expenses and other assets                                                        (1,180,000)          (4,360,000)
      Accounts payable                                                                           (353,000)            (141,000)
      Accrued liabilities                                                                         (97,000)             713,000
                                                                                               -----------          ----------
        Net cash provided by (used in) operating activities                                     2,411,000             (838,000)
                                                                                               -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                                                            (44,000)          (5,207,000)
     Building, office equipment and other                                                         (46,000)             (96,000)
   Proceeds from the sale of equipment                                                          1,081,000              678,000
   Retirements of revenue equipment and other                                                          -               544,000
                                                                                               -----------          ----------
     Net cash provided by investing activities                                                    991,000           (4,081,000)
                                                                                               -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                                             1,366,000              973,000
   Borrowings on long-term debt and capital leases                                                800,000            3,921,000
   Principal payments on long-term debt with unrelated parties                                 (3,296,000)          (3,606,000)
   Principal payments on long-term debt with related party                                       (498,000)                  -
   Principal payments on capital leases with unrelated parties                                 (1,439,000)          (1,389,000)
   Principal payments on capital leases with related parties                                     (486,000)            (526,000)
   Issuance of common stock                                                                            -             4,260,000
                                                                                               -----------          ----------
     Net cash used in financing activities                                                     (3,553,000)           3,633,000
                                                                                               -----------          ----------

DECREASE IN CASH AND
CASH EQUIVALENTS                                                                                 (151,000)          (1,286,000)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                            503,000            3,798,000
                                                                                               -----------          ----------
   End of period                                                                               $  352,000           $2,512,000
                                                                                               ===========          ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                                               $1,599,000           $1,716,000
                                                                                               ===========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the two years ended December 31, 1995 and 1994, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-KSB. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 - PURCHASE OF AG TRANSPORTATION SERVICE, INC. AND AG. CARRIERS, INC.

On May 16, 1995, the Company purchased all of the outstanding common stock of AG Transportation Service, Inc. and the net assets of AG. Carriers, Inc. (collectively, AG Carriers) in exchange for $11,250,000 consisting of $5,275,000 cash, $1,000,000 in the Company's common stock (115,075 shares) and two notes payable in the amount of $4,975,000. The Company also issued 5,000 shares to a certain individual as consideration for a finders fee in connection with the acquisition. In conjunction with the acquisition, the Company preliminarily recorded $5,871,000 in cost in excess of net assets acquired. Subsequently, the Company adjusted the cost in excess of net assets acquired to $6,279,000 to reflect finalization of the purchase price allocation. This acquisition was accounted for as a purchase and accordingly, the consolidated statements of operations, include the results of AG Carriers from the date of its acquisition.

AG Carriers is a Florida-based carrier specializing in transporting temperature-controlled foodstuffs and juice concentrates.

NOTE 3 - MERGER WITH POLAR EXPRESS CORPORATION

On December 22, 1995, the Company completed a merger, pursuant to which Polar Express Corporation ("Polar") became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, 1,401,355 shares of the Company's common stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. Approximately 5% of these shares were held in an escrow account to cover liability and litigation costs related to the litigation described in Note 6. In addition, the Company issued 1,006,905 warrants to purchase the Company's common stock in exchange for all the outstanding warrants of Polar. The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of the merged entities.

In connection with the acquisition of PEI by Polar in September 1994, Polar incurred a one-time, non-cash deferred debt issuance cost of $2,233,000 resulting from the issuance of 1,000,000 shares of Polar common stock to subordinated note holders, of which $1,786,000 was expensed in the fourth quarter of 1994 and $447,000 was expensed in the first quarter of 1995. In February 1995, Polar completed an initial public offering of 1,350,000 units, each consisting of one share of Polar common stock and one Polar common stock purchase warrant, and raised net proceeds of approximately $3,020,000.

Polar is an Arkansas-based truckload carrier specializing in transporting temperature-controlled and time-sensitive freight.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently leases certain of its revenue equipment from related parties. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balance to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $130,000 and increased net income by approximately $80,000 in the six month period ended June 30, 1996 ($0.02 net income per share). Payments to related parties on capital lease obligations for the six months ended June 30, 1996 and 1995 were approximately $486,000 and $526,000, respectively.

NOTE 5 - NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding.

NOTE 6 - LITIGATION SETTLEMENT

In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of Polar Express, Inc. for $150,000. This expense was accrued for by the Company in the first quarter of 1996. This amount does not include the Company's legal costs incurred related to its defense of this matter, which has been expensed as incurred and has not been included in the settlement amount.

In conjunction with the Polar merger, 5% of the Company's common stock issued in the merger (69,941 shares) were held in an escrow account pending final determination of the litigation. Upon reaching a final settlement, 34,030 of the common shares held in the escrow account were returned to the Company and will be retired.

NOTE 7 - RESTRUCTURING

The Company recorded a non-recurring one-time $490,000 restructuring charge ($304,000 after-tax) in the second quarter of 1996 related to severance payments to terminated employees of Polar ($0.08 net income per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment, and equipping tractors with the QUALCOMM two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions of other temperature-controlled truckload carriers. Since its September 1994 initial public offering, the Company acquired all of the assets of AG Carriers (the "AG Acquisition") on May 16, 1995, a Florida-based carrier that generated $16.3 million in net revenues and $2.3 million in operating income during 1994, and on December 22, 1995, completed the merger with Polar (the "Polar Merger").

The Polar Merger was accounted for as a pooling of interests. Accordingly, the Company restated its prior years' financial statements as if the Company and Polar had been operated on a combined basis for all periods presented. Therefore, all financial information presented reflects the combined operations of such companies.

The results of operation discussed below are not necessarily comparable between periods because the results from operations for the three and six month periods ended June 30, 1995 only include AG Carriers since the date of the AG Acquisition.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1996 WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1995.

Net revenues increased $8.7 million, or 28.8%, to $39.1 million in 1996, from $30.3 million in 1995, largely due to the AG Acquisition. During the first half of 1996, the Company increased its owned tractor fleet by 36 units. Without giving effect to the additional net revenues contributed by the AG Acquisition, the Company's net revenues increased by $2.1 million, or 7.0%, due to having more tractors in service, increased volume from existing customers, and the addition of new customers.

Net revenues on a pro forma basis (assuming the AG Acquisition had occurred on January 1, 1995) increased $2.2 million, or 7.3%, in 1996. The higher pro forma net revenues are due to having more tractors in service, increased volume from existing customers, and the addition of new customers.

Total miles increased 9.0 million, or 35.0%, to 34.7 million in 1996 from 25.7 million in 1995, largely due to the AG Acquisition. Average miles per tractor decreased 2.0% to 58,612 miles in 1996 from 59,804 miles in 1995. Average revenue per tractor decreased 6.4% to $66,029 in 1996 from $70,560 in 1995.
The decrease in average miles per tractor and average revenue per tractor are attributable to the effects of the AG Acquisition as well as competition within the industry. Historically, AG Carriers has operated profitably with lower average miles per tractor and lower average revenue per mile than Asche Transfer and Polar. Without giving effect to the AG Acquisition, the Company's total miles increased by 3.1 million, or 13.0%, due to having more tractors in service, increased volume from existing customers, and the addition of new customers.

Total miles on a pro forma basis increased 3.4 million, or 13.2%, to 34.7 million in 1996. The higher pro forma miles are due to having more tractors in service, increased volume from existing customers, and the addition of new customers.

The Company's operating ratio (operating expenses divided by operating revenues) increased 3.7%, to 95.3% in 1996 from 91.6% in 1995. The increase in the operating ratio is due to increased competition in the industry, resulting from an over-capacity of equipment available to service a stagnant market, the litigation settlement, and Polar Express' restructuring charge. Total operating expenses increased $9.5 million, or 34.1%, to $37.3 million in 1996, compared to $27.8 million in 1995, largely due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's total operating expenses increased by $3.3 million, or 12.6%, due to costs related to operating the additional tractors in service.

Operating expenses on a pro forma basis increased $3.4 million, or 10.0%, to $37.3 million in 1996.

Salaries, wages, and benefits increased $2.0 million, or 17.7%, to $13.2 million in 1996 compared to $11.2 million in 1995, largely due to the AG Acquisition, as well as an increase in drivers related to increased equipment levels. Without giving effect to the AG Acquisition, the Company's salaries, wages, and benefits increased by $0.1 million, or 0.7%.

Salaries, wages, and benefits on a pro forma basis increased $0.1 million, or 0.7%, to $13.2 million in 1996. The increase was due to an increase in drivers related to increased equipment levels.

Fuel expenses increased $1.8 million, or 39.3%, to $6.3 million in 1996 compared to $4.5 million in 1995, largely due to the AG Acquisition, increased fuel costs, as well as additional volume related to company-owned units added in 1996. Without giving effect to the AG Acquisition, the Company's fuel expense increased by $0.8 million, or 12.6%, due to having more tractors in service and increased fuel costs.

Fuel expense on a pro forma basis increased $0.8 million, or 12.6%, to $6.3 million for 1996, due to having more tractors in service and increased fuel costs.

Purchased transportation expense increased $2.7 million, or 92.2%, to $5.5 million in 1996 compared to $2.9 million in 1995, largely due to the AG Acquisition, including expenses related to brokerage operations, which the Company had not previously engaged in, as well as an increase in contractor-operated units, less the effects of the purchase and capitalization of certain trailers which previously were contractor-operated units. Without giving effect to the AG Acquisition, the Company's purchased transportation expense increased by $1.3 million, or 44.4%, due to an increase in contractor-operated units.

Purchased transportation expense on a pro forma basis increased $1.2 million, or 41.0%, to $5.5 million for 1996, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $0.8 million, or 27.2%, to $3.6 million in 1996 compared to $2.8 million in 1995, largely due to the AG Acquisition, as well as costs related to additional company-owned units in service. Without giving effect to the AG Acquisition, the Company's supplies and maintenance expense increased by $0.3 million, or 10.2%, due to additional company-owned units in service.

Supplies and maintenance expense on a pro forma basis increased $0.3 million, or 10.2%, to $3.6 million for 1996, due to additional company-owned units in service.

Depreciation and amortization expense increased $0.9 million, or 29.7%, to $4.1 million in 1996 compared to $3.2 million in 1995, largely due to the AG Acquisition, as well as costs related to additional company-owned units in service and amortization of goodwill related to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's depreciation and amortization expense increased by $0.3 million, or 9.9%, due to costs related to additional company-owned units in service.

Depreciation and amortization expense on a pro forma basis increased $0.4 million, or 12.5%, to $4.1 million for 1996, due to costs related to additional company-owned units in service.

Litigation settlement expense represents the final settlement of all outstanding litigation related to Polar's acquisition of Polar Express, Inc.

Polar Express restructuring expense represents severance payments to terminated employees of Polar.

In connection with the Polar acquisition of Polar Express, Inc. in September 1994, Polar incurred a one-time non-cash deferred debt issuance cost of $2.2 million resulting from the issuance of one million shares of Polar common stock to subordinated note holders, of which $0.4 million was expensed in the first quarter of 1995 and $1.8 million was expensed in the fourth quarter of 1994.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1996 WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1995.

Net revenues increased $3.1 million, or 17.9%, to $20.1 million in 1996, from $17.0 million in 1995, due to the AG Acquisition. During the second quarter of 1996, the Company increased its owned tractor fleet by 14 units. Without giving effect to the additional net revenues contributed by the AG Acquisition, the Company's net revenues decreased by $0.7 million, or 4.3%, due to decreased volume from existing customers related to competition within the industry.

Net revenues on a pro forma basis (assuming the AG Acquisition had occurred on January 1, 1995) decreased $0.7 million, or 4.3%, in 1996. The lower pro forma net revenues are due to decreased volume from existing customers related to competition within the industry.

Total miles increased 3.8 million, or 26.4%, to 18.2 million in 1996 from 14.4 million in 1995, largely due to the AG Acquisition. Average miles per tractor decreased 8.2% to 30,743 miles in 1996 from 33,488 miles in 1995. Average revenue per tractor decreased 14.3% to $33,870 in 1996 from $39,535 in 1995. The decreases in average miles per tractor and average revenue per tractor are attributable to the effects of the AG Acquisition as well as competition within the industry. Historically, AG Carriers has operated profitably with lower average miles per tractor and lower average revenue per mile than Asche Transfer and Polar. Without giving effect to the AG Acquisition, the Company's total miles increased by 1.8 million, or 14.3%, due to having more tractors in service.

Total miles on a pro forma basis increased 1.9 million, or 11.7%, to 18.2 million in 1996. The higher pro forma miles are due to having more tractors in service, increased volume from existing customers, and the addition of new customers.

The Company's operating ratio (operating expenses divided by operating revenues) increased 5.4%, to 95.8% in 1996 from 90.4% in 1995. The increase in the operating ratio is due to increased competition in the industry, resulting from an over-capacity of equipment available to service a stagnant market and Polar Express' restructuring charge. Total operating expenses increased $3.8 million, or 24.9%, to $19.2 million in 1996, compared to $15.4 million in 1995, largely due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's total operating expenses increased by $1.8 million, or 11.7%, due to costs related to operating the additional tractors in service.

Operating expenses on a pro forma basis increased $1.9 million, or 12.3%, to $19.2 million in 1996.

Salaries, wages, and benefits increased $0.7 million, or 10.9%, to $6.8 million in 1996 compared to $6.2 million in 1995, largely due to the AG Acquisition, as well as an increase in drivers related to increased equipment levels. Without giving effect to the AG Acquisition, the Company's salaries, wages, and benefits increased by $0.1 million, or 1.6%.

Salaries, wages, and benefits on a pro forma basis increased $0.1 million, or 1.6%, to $6.8 million in 1996. The increase was due to an increase in drivers related to increased equipment levels.

Fuel expenses increased $0.7 million, or 28.2%, to $3.2 million in 1996 compared to $2.5 million in 1995, largely due to the AG Acquisition, increased fuel costs, as well as additional volume related to company-owned units added in 1996. Without giving effect to the AG Acquisition, the Company's fuel expense increased by $0.4 million, or 16.1%, due to having more tractors in service and increased fuel costs.

Fuel expense on a pro forma basis increased $0.4 million, or 16.1%, to $3.2 million for 1996, due to having more tractors in service and increased fuel costs.

Purchased transportation expense increased $1.1 million, or 69.2%, to $2.6 million in 1996 compared to $1.6 million in 1995, largely due to the AG Acquisition, including expenses related to brokerage operations, which the Company had not previously engaged in, as well as an increase in contractor-operated units, less the effects of the purchase and capitalization of certain trailers which previously were contractor-operated units. Without giving effect to the AG Acquisition, the Company's purchased transportation expense increased by $0.6 million, or 37.7%, due to an increase in contractor-operated units.

Purchased transportation expense on a pro forma basis increased $0.6 million, or 37.7%, to $2.6 million for 1996, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $0.3 million, or 16.1%, to $1.9 million in 1996 compared to $1.6 million in 1995, largely due to the AG Acquisition, as well as costs related to additional company-owned units in service. Without giving effect to the AG Acquisition, the Company's supplies and maintenance expense increased by $0.1 million, or 10.7%, due to additional company-owned units in service, and the increased cost of driver recruitment.

Supplies and maintenance expense on a pro forma basis increased $0.1 million, or 10.7%, to $1.9 million for 1996, due to additional company-owned units in service, and increased cost of driver recruitment.

Depreciation and amortization expense increased $0.2 million, or 13.0%, to $1.9 million in 1996 compared to $1.7 million in 1995, largely due to the AG Acquisition, as well as costs related to additional company-owned units in service and amortization of goodwill related to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's depreciation and amortization expense remained the same.

Depreciation and amortization expense on a pro forma basis remained the same.

Litigation settlement expense represents the final settlement of all outstanding litigation related to Polar's acquisition of Polar Express, Inc.

Polar Express restructuring expense represents severance payments to terminated employees of Polar.

Interest expense decreased $0.1 million, or 12.5%, to $0.9 million in 1996 compared to $1.0 million in 1995, due to a lower overall interest rate.

In connection with the Polar acquisition of Polar Express, Inc. in September 1994, Polar incurred a one-time non-cash deferred debt issuance cost of $2.2 million resulting from the issuance of one million shares of Polar common stock to subordinated note holders, of which $0.4 million was expensed in the first quarter of 1995 and $1.8 million was expensed in the fourth quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had a net working capital deficit of $9.7 million, partially attributable to the continued growth of the Company through acquisitions. The working capital deficit also results from the financing of revenue equipment purchases (non-current assets) through borrowings, a portion of which is in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade accounts receivable, effective cash management practices, and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $5.0 million borrowing limit based on a percentage of eligible accounts receivables, $4.2 million of which was borrowed against this line of credit at June 30, 1996, and approximately $0.6 million was available.

The Company's growth and the significant investment in its modern fleet of tractors and temperature-controlled trailers has been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. During the first half of 1996, the Company increased its owned tractor fleet by 36 units and trailers by 47 units at a cost of approximately $5.1 million, net of replacements. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $43.1 million and $45.9 million at June 30, 1996 and December 31, 1995, respectively.

In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers, and for the AG Acquisition and the Polar Merger. The AG Acquisition and the Polar Merger, as well as the continued growth of Asche Transfer's fleet, has resulted in a debt to equity ratio (calculated excluding payables and other liabilities) of 3.32:1 at June 30, 1996, and 3.55:1 at December 31, 1995. The Company believes that available cash, cash flow from future operations, and borrowings available under its line of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth in 1996, the Company's capital needs may require additional borrowings or an equity infusion.

RELATED PARTY LEASES

The Company currently leases certain of its revenue equipment from related parties. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balance to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $130,000 and increased net income by approximately $80,000 in the second quarter of 1996 ($0.02 net income per share). Payments to related parties on capital lease obligations during the six month periods ended June 30, 1996 and 1995 were approximately $486,000 and $526,000, respectively.

PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities

                   None.

Item 3.  Defaults Upon Senior Securities

                   None.

Item 4.  Submission of Matters to a Vote of Security Holders

                   None.

Item 5.  Other Information

                   None.

Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits - None.

                   (b)  Reports on Form 8-K.

     The Company filed a Form 8-K on April 1, 1996, in reference to the Company's Registration Statement No. 33-99264, Form S-4, declared effective by the Commission on November 28, 1995 describing the merger of Polar Express Corporation with the Company, which merger was completed on December 21, 1995.

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Aasche Transportation Services, Inc.



  Date August 9, 1996      BY:  s/Leon M. Monachos
      ---------    --        ---------------------------------
                             Leon M. Monachos, Chief Financial
                             Officer


  Date August 9, 1996      BY:  s/Larry L. Asche
       ---------   --        ---------------------------------
                             Larry L. Asche, Chairman and
                             Chief Operating Officer