Form 10-Q
period 1996-09-30
AASCHE TRANSPORTATION SERVICES INC
filed 1996-11-06
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER  0-24576

                    AASCHE TRANSPORTATION SERVICES, INC.
     ------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          DELAWARE                                              36-3964954
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                         10214 NORTH MOUNT VERNON ROAD
                            SHANNON, ILLINOIS  61078
                    (Address of Principal Executive Offices)

                                  815-864-2421
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----     ------

     Indicate the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date   3,953,077 SHARES OF PAR
VALUE $.0001 COMMON STOCK

        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AASCHE TRANSPORTATION SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,        December 31,
                                                                                           1996                1995
                                                                                       -------------      -------------
                                                                                        (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                                                          $     86,000       $    503,000
    Trade receivables, less allowance for doubtful accounts of $71,000 and $67,000        7,751,000          6,454,000
    Prepaid expenses and other current assets                                             2,164,000          1,631,000
                                                                                       ------------       ------------

        Total current assets                                                             10,001,000          8,588,000

  Property and equipment, at cost                                                        58,057,000         60,640,000
      Less accumulated depreciation and amortization                                    (16,206,000)       (12,360,000)
                                                                                       ------------       ------------
          Net property and equipment                                                     41,851,000         48,280,000
                                                                                       ------------       ------------

  Excess of cost over net assets acquired, less accumulated
    amortization of $372,000 and $220,000                                                 7,698,000          7,850,000
   Other assets                                                                             532,000            639,000
                                                                                       ------------       ------------
                   TOTAL ASSETS                                                        $ 60,082,000       $ 65,357,000
                                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                   $  3,454,000       $  2,974,000
    Accrued liabilities                                                                   1,425,000          1,659,000
    Guaranteed obligation of Employee Stock Ownership Plan                                  256,000            334,000
    Line of credit                                                                        4,732,000          2,859,000
    Current maturities of long-term debt with unrelated parties                           7,325,000          7,108,000
    Current maturities of long-term debt with related party                                 995,000            995,000
    Current maturities of capital lease obligations with unrelated parties                3,024,000          3,447,000
    Current maturities of capital lease obligations with related parties                  1,143,000          1,007,000
                                                                                       ------------       ------------

      Total current liabilities                                                          22,354,000         20,383,000

  Long-term debt with unrelated parties, less current maturities                         11,173,000         15,470,000
  Long-term debt with related party, less current maturities                              2,736,000          3,483,000
  Capital lease obligations with unrelated parties, less current maturities               7,012,000          9,668,000
  Capital lease obligations with related parties, less current maturities                 1,404,000          1,497,000
  Deferred income taxes                                                                   2,104,000          1,951,000
                                                                                       ------------       ------------

                   Total liabilities                                                     46,783,000         52,452,000

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     3,953,077 shares issued and outstanding                                                      -                  -
   Additional paid-in capital                                                            14,598,000         14,442,000
   Guarantee of Employee Stock Ownership Plan obligation                                   (256,000)          (334,000)
   Accumulated deficit                                                                   (1,043,000)        (1,203,000)
                                                                                       ------------       ------------

                   Total stockholders' equity                                            13,299,000         12,905,000
                                                                                       ------------       ------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                              $ 60,082,000       $ 65,357,000
                                                                                       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             --------------------------    --------------------------
                                                 1996          1995           1996           1995
                                                 ----          ----           ----           ----
NET REVENUES                                 $19,881,000    $18,641,000    $58,970,000    $48,982,000

OPERATING EXPENSES:
  Salaries, wages and benefits                 6,400,000      6,430,000     19,638,000     17,680,000
  Fuel                                         3,406,000      2,880,000      9,702,000      7,400,000
  Purchased transportation                     3,396,000      2,034,000      8,932,000      4,915,000
  Supplies and maintenance                     1,490,000      1,780,000      5,102,000      4,619,000
  Depreciation and amortization                2,013,000      2,157,000      6,139,000      5,368,000
  Taxes and licenses                             704,000        487,000      1,536,000      1,246,000
  Insurance                                      627,000        536,000      2,157,000      2,049,000
  Communications and utilities                   215,000        215,000        615,000        593,000
  Loss (gain) on disposition of equipment       (124,000)         9,000        (56,000)      (109,000)
  Litigation settlement                               -              -         150,000             -
  Polar Express restructuring                         -              -         490,000             -
  Severance                                           -              -          42,000             -
  Other                                          741,000        345,000      1,692,000        914,000
                                             -----------    -----------    -----------    -----------

                   Total operating expenses   18,868,000     16,873,000     56,139,000     44,675,000
                                             -----------    -----------    -----------    -----------

OPERATING INCOME                               1,013,000      1,768,000      2,831,000      4,307,000

OTHER (EXPENSES) INCOME:
  Interest expense                              (830,000)    (1,118,000)    (2,666,000)    (2,907,000)
  Amortization of debt issuance cost                  -              -              -        (447,000)
  Other                                           48,000         31,000        106,000        114,000
                                             -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX PROVISION               231,000        681,000        271,000      1,067,000

INCOME TAX PROVISION                             (96,000)      (171,000)      (111,000)      (307,000)
                                             -----------    -----------    -----------    -----------
NET INCOME                                   $   135,000    $   510,000    $   160,000    $   760,000
                                             ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE                  $      0.03    $      0.13    $      0.04    $      0.20
                                             ===========    ===========    ===========    ===========
Weighted average common and
  common equivalent shares outstanding         4,001,069      3,977,260      3,963,287      3,842,926
                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                   Guarantee
                                                   Common Stock                   of Employee
                                                -------------------                  Stock
                                                  $.0001 Par Value   Additional     Ownership                   Total
                                                -------------------   Paid-In         Plan      Accumulated  Stockholders'
                                                  Shares    Amount    Capital      Obligation     Deficit       Equity
                                                ------------------------------------------------------------------------
Balance at December 31, 1995                    3,947,107   $  -   $14,442,000     $(334,000)  $(1,203,000)  $12,905,000
Escrow shares in connection with
   Litigation Settlement (Note 6)                 (34,030)     -             -             -             -             -
Common stock issued for options exercised          40,000      -       156,000             -             -       156,000
Reduction in Guarantee of Employee
   Stock Ownership Plan obligation                      -      -             -        78,000             -        78,000
Net Income                                              -      -             -             -       160,000       160,000
                                                ------------------------------------------------------------------------
Balance at September 30, 1996                   3,953,077   $  -   $14,598,000     $(256,000)  $(1,043,000)  $13,299,000
                                                ========================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------
                                                                                        1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        $  160,000      $  760,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                    6,139,000       5,886,000
    Gain on disposition of equipment                                                   (56,000)       (109,000)
    Deferred income taxes                                                              153,000          65,000
    Changes in other current operating items:
      Trade receivables                                                             (1,297,000)       (752,000)
      Prepaid expenses and other assets                                               (463,000)       (363,000)
      Accounts payable                                                                 480,000          26,000
      Accrued liabilities                                                             (234,000)        271,000
                                                                                    ----------      ----------
        Net cash provided by operating activities                                    4,882,000       5,784,000
                                                                                    ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                                                (322,000)     (7,434,000)
     Building, office equipment and other                                             (628,000)     (1,084,000)
   Proceeds from the sale of equipment                                               1,485,000         725,000
   Purchase of AG Carriers, net of cash acquired                                            -       (2,974,000)
   Retirements of revenue equipment and other                                               -        1,587,000
                                                                                    ----------      ----------
     Net cash provided by (used in) investing activities                               535,000      (9,180,000)
                                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                                  1,873,000       1,270,000
   Borrowings on long-term debt                                                        800,000       5,854,000
   Principal payments on long-term debt with unrelated parties                      (4,880,000)     (7,801,000)
   Principal payments on long-term debt with related party                            (747,000)       (249,000)
   Principal payments on capital leases with unrelated parties                      (2,418,000)     (1,119,000)
   Principal payments on capial leases with related parties                           (618,000)       (316,000)
   Issuance of common stock                                                            156,000       3,215,000
                                                                                    ----------      ----------
     Net cash (used in) provided by financing activities                            (5,834,000)        854,000
                                                                                    ----------      ----------

DECREASE IN CASH AND
CASH EQUIVALENTS                                                                      (417,000)     (2,542,000)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 503,000       3,797,000
                                                                                    ----------      ----------
   End of period                                                                    $   86,000      $1,255,000
                                                                                    ==========      ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                                    $2,661,000      $2,850,000
                                                                                    ==========      ==========


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

In connection with the acquisition of Polar Express, Inc. ("PEI") by Polar in September 1994, Polar incurred a one-time, non-cash deferred debt issuance cost of $2,233,000 resulting from the issuance of 1,000,000 shares of Polar common stock to subordinated note holders, of which $1,786,000 was expensed in the fourth quarter of 1994 and $447,000 was expensed in the first quarter of 1995. In February 1995, Polar completed an initial public offering of 1,350,000 units, each consisting of one share of Polar common stock and one Polar common stock purchase warrant, and raised net proceeds of approximately $3,020,000.

Polar is an Arkansas-based truckload carrier specializing in transporting temperature-controlled and time-sensitive freight.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently leases certain of its revenue equipment from related parties. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balance to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $190,000 and increased net income by approximately $118,000 in the nine month period ended September 30, 1996 ($0.03 per share) and reduced interest expense by approximately $63,000 and increased net income by approximately $39,000 in the three month periods ended September 30, 1996 and 1995, respectively. Payments to related parties on capital lease obligations for the nine months ended September 30, 1996 and 1995 were approximately $618,000 and $829,000, respectively.

NOTE 5 - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

NOTE 6 - LITIGATION SETTLEMENT

In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of PEI for $150,000 ($93,000 after-tax). This expense was accrued for by the Company in the first quarter of 1996 ($0.02 net income per share). This amount does not include the Company's legal costs incurred related to its defense of this matter, which had been expensed as incurred and had not been included in the settlement amount.

In conjunction with the Polar merger, 5% of the Company's common stock issued in the merger (69,941 shares) were held in an escrow account pending final determination of the litigation. Upon reaching a final settlement, 34,030 of the common shares held in the escrow account were retired by the Company.

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

Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment and equipping tractors with the QUALCOMMTM two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions of other temperature-controlled truckload carriers. Since its initial public offering, the Company acquired all of the assets of AG Carriers (the "AG Acquisition") and merged with Polar (the "Polar Merger").

The Polar merger was accounted for as a pooling of interests. Accordingly, the Company restated its prior years' financial statements as if the Company and Polar had been operated on a combined basis for all periods presented. Therefore, all financial information presented reflects the combined operations of both companies.

The results of operations discussed below are not necessarily comparable between periods because the results from operations for the nine month period ended September 30, 1995 only include AG Carriers since the date of the AG Acquisition.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995.

Net revenues increased $10.0 million, or 20.4%, to $59.0 million in 1996, from $49.0 million in 1995, largely due to the AG Acquisition. During the first nine months of 1996, the Company increased its owned tractor fleet by 25 units. Without giving effect to the additional net revenues contributed by the AG Acquisition, the Company's net revenues increased by $3.1 million, or 7.2%, due to having more tractors in service, increased volume from existing customers and the addition of new customers.

Net revenues on a pro forma basis (assuming the AG Acquisition had occurred on January 1, 1995) increased $3.8 million, or 6.8%, in 1996. The higher pro forma net revenues are due to having more tractors in service, increased volume from existing customers and the addition of new customers.

Total miles increased 10.7 million, or 25.5%, to 52.8 million in 1996 from 42.0 million in 1995, largely due to the AG Acquisition. Average miles per tractor increased 3.3% to 90,339 miles in 1996 from 87,412 miles in 1995. Average revenue per tractor decreased 0.9% to $100,967 in 1996 from $101,834 in 1995. The decrease in average revenue per tractor is attributable to the effects of the AG Acquisition as well as increased competition in the industry. Historically, AG Carriers has operated profitably with lower average miles per tractor and lower average revenue per mile than Asche Transfer, Inc. and Polar. Without giving effect to the AG Acquisition, the Company's total miles increased by 4.5 million, or 12.3%, due to having more tractors in service, increased volume from existing customers and the addition of new customers.

Total miles on a pro forma basis increased 5.4 million, or 11.3%, to 52.8 million in 1996. The higher pro forma miles are due to having more tractors in service, increased volume from existing customers and the addition of new customers.

The Company's operating ratio (operating expenses divided by operating revenues) increased 4.0%, to 95.2% in 1996 from 91.2% in 1995. The increase in the operating ratio is due to increased competition in the industry, the litigation settlement described in Note 6, and Polar Express' restructuring charge described in Note 7. Total operating expenses increased $11.5 million, or 25.7%, to $56.1 million in 1996, compared to $44.7 million in 1995, largely due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's total operating expenses increased by $5.0 million, or 12.6%, due to costs related to operating the additional tractors in service, the litigation settlement and Polar Express' restructuring charge.

Operating expenses on a pro forma basis increased $6.1 million, or 12.2%, to $56.1 million in 1996, due to costs related to operating the additional tractors in service, the litigation settlement and Polar Express' restructuring charge.

Salaries, wages, and benefits increased $2.0 million, or 11.1%, to $19.6 million in 1996 compared to $17.7 million in 1995, largely due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's salaries, wages, and benefits decreased by $0.1 million, or 0.3%.

Salaries, wages, and benefits on a pro forma basis increased $0.2 million, or 1.1%, to $19.6 million in 1996. The increase was due to an increase in drivers related to increased equipment levels.

Fuel expenses increased $2.3 million, or 31.1%, to $9.7 million in 1996 compared to $7.4 million in 1995, largely due to the AG Acquisition, increased fuel costs, as well as additional volume related to company-owned units added in 1996. Without giving effect to the AG Acquisition, the Company's fuel expense increased by $1.3 million, or 19.5%, due to having more tractors in service and increased fuel costs.

Fuel expense on a pro forma basis increased $1.4 million, or 17.0%, to $9.7 million for 1996, due to having more tractors in service and increased fuel costs.

Purchased transportation expense increased $4.0 million, or 81.7%, to $8.9 million in 1996 compared to $4.9 million in 1995, largely due to the AG Acquisition and expenses related to brokerage operations, as well as an increase in contractor-operated units. Without giving effect to the AG Acquisition, the Company's purchased transportation expense increased by $2.1 million, or 52.4%, due to an increase in contractor-operated units.

Purchased transportation expense on a pro forma basis increased $3.2 million, or 54.8%, to $8.9 million for 1996, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $0.5 million, or 10.5%, to $5.1 million in 1996 compared to $4.6 million in 1995, largely due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's supplies and maintenance expense decreased by $0.1 million, or 2.3%.

Supplies and maintenance expense on a pro forma basis increased $0.9 million, or 17.4%, to $5.1 million for 1996.

Depreciation and amortization expense increased $0.8 million, or 14.4%, to $6.1 million in 1996 compared to $5.4 million in 1995, largely due to the AG Acquisition, as well as costs related to additional company-owned units in service and amortization of goodwill related to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's depreciation and amortization expense increased by $0.2 million, or 3.5%, due to costs related to additional company-owned units in service.

Depreciation and amortization expense on a pro forma basis increased $0.1 million, or 1.8%, to $6.1 million for 1996, due to costs related to additional company-owned units in service.

Litigation settlement expense represents the final settlement of all outstanding litigation related to Polar's acquisition of PEI.

PEI restructuring expense represents severance payments to terminated employees of Polar.

Interest expense decreased $0.2 million, or 8.3%, to $2.7 million in 1996 compared to $2.9 million in 1995, due to the AG Acquisition and a lower overall interest rate. Without giving effect to the AG Acquisition, the Company's interest expense decreased $0.5 million, due to lower debt levels and a lower overall interest rate.

Interest expense on a pro forma basis decreased $0.4 million, due to lower debt levels and a lower overall interest rate.

In connection with the Polar acquisition of PEI in September 1994, Polar incurred a one-time non-cash deferred debt issuance cost of $2.2 million resulting from the issuance of one million shares of Polar common stock to subordinated note holders, of which $0.4 million was expensed in the first quarter of 1995 and $1.8 million was expensed in the fourth quarter of 1994.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995.

Net revenues increased $1.2 million, or 6.7%, to $19.9 million in 1996, from $18.6 million in 1995, due to having more tractors in service, increased volume from existing customers and the addition of new customers. During the third quarter of 1996, the Company increased its owned tractor fleet by 9 units.

Total miles increased 1.7 million, or 10.4%, to 18.1 million in 1996 from 16.4 million in 1995, largely due to having more tractors in service and increased volume. Average miles per tractor decreased 0.9% to 30,759 miles in 1996 from 31,047 miles in 1995. Average revenue per tractor decreased 4.2% to $33,869 in 1996 from $35,372 in 1995. The decreases in average miles per tractor and average revenue per tractor are attributable to increased competition in the industry.

The Company's operating ratio (operating expenses divided by operating revenues) increased 4.4%, to 94.9% in 1996 from 90.5% in 1995. The increase in the operating ratio is due to increased competition in the industry. Total operating expenses increased $2.0 million, or 11.8%, to $18.9 million in 1996, compared to $16.9 million in 1995.

Salaries, wages, and benefits remained constant at $6.4 million in 1996 and 1995.

Fuel expenses increased $0.5 million, or 18.3%, to $3.4 million in 1996 compared to $2.9 million in 1995, largely due to increased fuel costs, as well as additional volume related to company-owned units added in 1996.

Purchased transportation expense increased $1.4 million, or 67.0%, to $3.4 million in 1996 compared to $2.0 million in 1995, largely due to expenses related to brokerage operations, which the Company had not previously engaged in, as well as an increase in contractor-operated units.

Supplies and maintenance expense decreased $0.3 million, or 16.3%, to $1.5 million in 1996 compared to $1.8 million in 1995.

Depreciation and amortization expense decreased $0.1 million, or 6.7%, to $2.0 million in 1996 compared to $2.2 million in 1995.

Interest expense decreased $0.3 million, or 25.8%, to $0.8 million in 1996 compared to $1.1 million in 1995, due to lower debt levels and a lower overall interest rate.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a net working capital deficit of $12.4 million, partially attributable to the impact of growth of the Company through acquisitions. The working capital deficit also results from the financing of revenue equipment purchases (non-current assets) through borrowings, a portion of which is in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade accounts receivable, effective cash management practices, and borrowings under its revolving bank line of credit. The Company has a revolving bank line of credit with a $5.0 million borrowing limit based on a percentage of eligible accounts receivables, $4.7 million of which was borrowed against this line of credit at September 30, 1996, and approximately $0.3 million was available.

The Company's growth and the significant investment in its modern fleet of tractors and temperature-controlled trailers has been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. During the first nine months of 1996, the Company increased its owned tractor fleet by 25 units and trailers by 97 units. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $39.8 million and $45.9 million at September 30, 1996 and December 31, 1995, respectively.

In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers and for the AG Acquisition and the Polar Merger. The AG Acquisition and the Polar Merger, as well as the continued growth of Asche Transfer's fleet, has resulted in a debt to equity ratio (calculated excluding payables and other liabilities) of 2.99:1 at September 30, 1996, and 3.55:1 at December 31, 1995. The Company believes that available cash, cash flow from future operations, and borrowings available under its line of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth, the Company's capital needs may require additional borrowings or an equity infusion.

RELATED PARTY LEASES

The Company currently leases certain of its revenue equipment from related parties. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balances to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $190,000 and increased net income by approximately $118,000 in the third quarter of 1996 ($0.03 net income per share) and reduced interest expense by approximately $63,000 and increased net income by approximately $39,000 in the three month periods ended September 30, 1996 and 1995, respectively. Payments to related parties on capital lease obligations during the nine month periods ended September 30, 1996 and 1995 were approximately $618,000 and $829,000, respectively.

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


                                  Aasche Transportation Services, Inc.



Date  November 4 , 1996           BY:  /s/Leon M. Monachos
                                       -----------------------------------------
                                       Leon M. Monachos, Chief Financial Officer


Date  November 4 , 1996           BY:  /s/Larry L. Asche
                                       -----------------------------------------
                                       Larry L. Asche, Chairman and
                                       Chief Operating Officer