Form 10-K
period 1996-12-31
AASCHE TRANSPORTATION SERVICES INC
filed 1997-03-31
CIK 927809

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-24576

                      AASCHE TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3964954
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                   Identification Number)

          10214 N. MT. VERNON ROAD                                 60178
              SHANNON, ILLINOIS                                 (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (815) 864-2421

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per Share
   Warrant to purchase one share of Common Stock, par value $.0001 per Share
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 17, 1997, was $14,190,091.

     At March 17, 1997, 3,994,177 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held on May 14, 1997, expected to be filed with the Commission not later than April 10, 1997 is incorporated by reference into
Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Aasche Transportation Services, Inc. (the "Company") is a 57-year-old non-union, truckload carrier that operates primarily in the temperature-controlled segment of the transportation services industry. The Company transports a variety of foods and other products that require temperature-controlled service and "just-in-time" delivery. The "just-in-time" concept stresses the importance of precise delivery times and the need for dependability in order to control inventory levels and limit handling. A substantial portion of the Company's business is concentrated in target markets in the Midwest, Southeast, Northeast and South Central United States. The Company operates predominately in the long-haul, "full-truckload" segment of the temperature-controlled transportation services industry although the regional fleet continues to expand. Less than 10% of the business is in the "less-than-truckload" segment. Full truckload operations typically involve a single shipment occupying the entire carrying capacity of a semi-trailer, moving directly from origin to destination. The full truckload segment generally is less capital intensive, more fragmented and populated by smaller firms than the less-than-truckload segment.

     From 1939 to 1979, the Company operated as a carrier of agricultural products and livestock. In 1973, Larry L. Asche and Diane L. Asche purchased Asche Transfer from its founder, Clarence Asche, the uncle of Larry L. Asche. In 1979, Asche Transfer, Inc. ("Asche Transfer") began to convert its operations from agricultural and livestock transportation to carriage of temperature-controlled food and other products. Since 1984, the Company has operated exclusively in the temperature-controlled segment of the transportation services industry. In 1985, Asche Transfer retained Kevin M. Clark, then a management and marketing consultant, to assist in the design and implementation of its business strategy as a temperature-controlled carrier. In 1987, Mr. Clark became an officer, director and one-third stockholder of Asche Transfer. Immediately prior to the effective date of the Company's initial public offering, the three stockholders of Asche Transfer -- Larry L. Asche, Diane L. Asche and Kevin M. Clark (the "Principal Stockholders") -- exchanged their shares of Asche Transfer common stock for 1,275,000 shares of the Company's common stock pursuant to a tax-free merger. The Company completed its initial public offering of 1,000,000 shares of its Common Stock on September 23, 1994. On October 17, 1994, the underwriters exercised an option to purchase an additional 150,000 shares of common stock to cover over-allotments.

     On May 16, 1995, AG Carriers, Inc. ("AG Carriers"), a wholly-owned subsidiary of the Company, acquired all of the assets of AG. Carriers, Inc. (renamed RHB Properties, Inc. contemporaneously with the closing of such transaction) ("AG./RHB") and all of the stock of AGC Transportation Service, Inc. ("ATSI") ("AG./RHB" and "ATSI" collectively referred to as "Former AG"), pursuant to the terms of a certain Agreement for Purchase and Sale of Assets dated as of April 20, 1995 among the Company, AG./RHB and Richard S. Baugh, sole stockholder of AG./RHB. Former AG was a Tavares, Florida-based, non-union carrier that specialized in the transportation of temperature-controlled products for customers in the Southeast, Northeast and Midwestern United States. The purchase price was $11,250,000, consisting of $1,000,000 in the form of 115,075 shares of the Company's Common Stock, $5,275,000 cash, and two promissory notes totaling $4,975,000 payable to AG./RHB in 20 quarterly principal installments of $248,750, plus accrued interest at 8% per annum simple, commencing on August 16, 1995, and continuing until and including May 16, 2000. In connection with the transaction, Mr. Baugh entered into an employment agreement to serve as president of AG Carriers, for a term of five years at an annual salary of $150,000, and a noncompetition agreement with the Company for a period of five years.

     In accordance with the original purchase agreement, the Company guaranteed the total value of the Company's common stock issued in the purchase. If during the period from May 16, 1997 through September 12, 1997, the closing price per share of the Company's common stock has not reached at least $8.69 per share, then on the 30th day following September 12, 1997, the Company shall issue sufficient additional shares of the Company's common stock such that all of the shares issued have a total value of $1,000,000. In the event the additional shares are required to be issued, management believes this will not have a material adverse impact on the financial position or operations of the Company.

     On December 22, 1995 the Company completed a merger pursuant to which, Polar Express Corporation ("Polar") became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement 1,401,355, shares of the Company's Common Stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. In addition, the Company issued 1,006,905 warrants to purchase the Company's Common Stock in exchange for all the outstanding warrants of Polar. The transaction costs associated with the merger (consisting primarily of legal, accounting and advisory fees) resulted in a nonrecurring charge of $1,269,000 which was recorded in the fourth quarter of 1995. In addition, on December 29, 1995, the Company fully extinguished certain secured obligations of Polar totaling $4,937,000, and refinanced such debt with another lender, substantially lowering the Company's overall interest rate. As a result of the early retirement, the Company accelerated amortization of unamortized debt issuance costs and incurred prepayment penalties totaling approximately $395,000, which has been presented as an extraordinary item in the consolidated statement of operations, with associated tax benefits of $134,000. The merger was accounted for as a pooling of interest. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of the merged entities.

     Polar operates primarily in the long-haul, temperature-controlled truckload segment of the transportation services industry. Using temperature-controlled trailers, Polar transports a variety of food and other products, such as foliage, that must be maintained at constant temperatures in transit. Polar also provides time-sensitive service, either temperature-controlled or dry, to meet the needs of manufacturers, distributors, retail chains and other customers that require "just-in-time" deliveries from their suppliers. Polar operates exclusively as a truckload carrier, hauling freight directly from origin to destination without handling the cargo between points.

STRATEGY

     The Company's business strategy is to offer premium-quality service to high-volume selective customers that have significant temperature-controlled transportation requirements. The Company believes that these customers provide more predictable and, in some respects, less price-sensitive business because the Company believes that service, rather than price, generally is the primary factor that dictates its customers' choice of carrier. The Company is currently a "core carrier" for Coca-Cola (including Coca-Cola Foods, Coca-Cola/Minute Maid, Coca-Cola Company and Coca-Cola USA), Hershey, Tropicana Foods, Americold, S.C. Johnson Wax, Wal-Mart, and Schreiber Foods. The Company seeks to expand its core carrier relationships with well known national producers of foods and other products.

     The Company uses sophisticated satellite communications and advanced computer systems to increase operating and administrative efficiencies. Management believes a significant commitment to technologically advanced systems is important to delivering high-quality services required by the high-volume customers sought by the Company. These systems have allowed the Company to improve customer satisfaction, asset and driver utilization and operating efficiency.

     The Company maintains a fleet of late-model tractors and trailers which, coupled with its commitment to advanced technology systems, management believes will enable the Company to continue to attract as customers high-volume, national producers of food and other products requiring temperature-controlled transportation.

     Part of the Company's growth strategy is to increase market share through acquisitions in the transportation industry. Any acquisitions will be based upon enhancing the Company's strategic, financial and operational value. No specific sums have been earmarked for acquisitions, and the aggregate amount expended for acquisitions will depend on the availability of suitable candidates and the negotiated terms. Since September 23, 1994, the date of its initial public offering, the Company has completed the acquisition of AG./RHB and has completed the merger with Polar.

MARKETING

     The Company markets high-quality, "just-in-time," temperature-controlled services in the truckload carrier market, primarily to high-volume customers with predictable movements in traffic lanes served by the

Company. The Company has concentrated its marketing efforts on the transportation of temperature-controlled products for the following reasons:

     - Producers and processors of temperature-controlled commodities demand premium-quality transportation service from carriers with technologically advanced systems and a late-model fleet of equipment to maintain consistent temperature integrity and product condition.

     - The demand for food and household products is generally less sensitive to changes in the economy than more cyclical products, and management believes demand for frozen food and other temperature-sensitive products has been increasing in recent years.

     - Growth opportunities arise for truck lines in the temperature-controlled market segment as shippers with proprietary trucks replace their aging fleets in favor of truckload carriers with late-model fleets and technologically advanced systems.

     The Company targets the Midwest, Southeast, Northeast and South Central United States as its principal service areas based upon its success in developing significant customers in these markets. In particular, the Southeast, Northeast and South Central regions have generated outbound delivery opportunities for the return trip to the Midwest. Management believes these regions offer significant opportunities to service the needs of national shippers of food and food products. Because of its presence in these regions, the Company is becoming increasingly competitive for return shipments, thereby reducing empty miles, improving productivity, and increasing overall profitability. The addition of AG Carriers in May 1995 and Polar in December 1995 complemented this strategy by improving the dispatch of equipment from the Southeast and South Central regions to the Midwest and Northeast.

CUSTOMERS

     The Company's customers consist primarily of high-volume shippers that have significant temperature-controlled transportation requirements. Management believes these major customers provide more predictable and, in some respects, less price-sensitive business for the Company. The Company is currently a "core carrier" for Coca-Cola (including Coca-Cola Foods, Coca-Cola/Minute Maid, Coca-Cola Company and Coca-Cola USA), Hershey, Tropicana Foods, Americold, S.C. Johnson Wax, Wal-Mart and Schreiber Foods. "Core-carrier" relationships involve strategic alliances between volume shippers and their distribution partners dedicated to transporting goods.

     The Company maintains a strong commitment to expanding its relationships with existing customers. Once a customer relationship has been established, regional customer service personnel maintain frequent contact and solicit additional business. Customer shipping patterns are monitored daily and, as such patterns expand or change, the Company attempts to obtain additional customers to complement the new traffic flow.

     Generally, the Company determines its freight rates through direct negotiations with its customers, rather than relying upon published tariffs. This practice allows the Company to maintain flexibility in responding rapidly to the varying service demands of its customers. The Company has written contracts with approximately 98% of its customers. The contracts generally require the customer to use the Company for a specified minimum number of shipments each year and may be terminated by either party upon 30 to 60 days' written notice. The loss of any of the Company's largest customers could adversely affect the Company's profitability.

OPERATIONS

     The Company's operations are designed to maximize efficiency and provide quality service to customers. Through the use of the Company's satellite-based communication system, which is complemented by its fully integrated computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of drivers and equipment.

     The Company's headquarters and principal terminal are located at Shannon, Illinois. In addition, the Company operates the Asche Foliage Transport regional terminal, warehouse and office facility in Apopka, Florida, maintenance terminal in Atlanta Georgia, the AG Carriers terminal in Tavares, Florida and the Polar terminal in Tontitown, Arkansas. These terminals help facilitate the efficient dispatch of the Company's equipment within it's freight lanes, enhance driver recruiting and return drivers to their homes on a regular schedule. The Company also has arrangements to drop trailers at various major customers' shipping locations to facilitate preloading of shipments and thereby increase efficiency.

REVENUE EQUIPMENT

     The Company's policy is to purchase or lease high-quality, late-model tractors and temperature-controlled trailers manufactured to its specifications. The Company also contracts with owner-operators to provide additional tractors and trailers. The Company has established standard specifications for the purchased tractors and trailers that allow the Company to simplify driver training, control the cost of maintaining a spare parts inventory, enhance its preventive maintenance program and increase fuel economy. The Company believes the higher initial cost of such equipment is recovered through better resale marketability and helps the Company to attract and retain drivers. The tractors are equipped with optimal comfort and safety features, such as air-conditioning, high-quality interiors, power steering, engine brakes and sleeper cabs.

     As of December 31, 1996, the Company owned or leased 514 tractors and 717 temperature-controlled trailers and utilized 51 late-model tractors and 25 trailers that were owned and operated by owner-operators. Most of the Company-owned tractors are Kenworth and Peterbilt, which are manufactured by Paccar, and most of the Company-owned trailers are manufactured by Utility and Great Dane. Most of the Company's trailers is equipped with logistics tracks on the interior sidewall so that decking can be installed to increase utilization by providing a second stacking surface for its customers' products. On February 11, 1997, the Company entered into a purchase agreement to sell 68 Polar tractors and 141 Polar trailers. The transaction is expected to be completed in March 1997.

     The Company has established a computerized maintenance program that tracks service intervals, repairs and component history and gives the per-mile operating cost of each piece of equipment. The Company's policy is to replace its tractors every four years and its trailers every seven years, although it maintains warranties that extend beyond the four-year life of the tractors on all engines, transmissions, drive axles and running gear. The Company is an authorized Paccar warranty repair facility for the Kenworth and Peterbilt tractors that the Company owns, which allows the Company to be reimbursed from the manufacturer for the cost of repairing its tractors.

DRIVERS AND OWNER-OPERATORS

     All of the Company's drivers must meet specific standards relating primarily to safety record, driving experience and personal evaluation, including DOT-mandated physical examinations, drug testing and personal background checks. The Company recruits drivers by offering competitive compensation packages and operating late-model, comfortable tractors.

     Company drivers are compensated on the basis of miles driven and number of stops in transit or deliveries completed. All drivers are paid by the mile operated, based upon the number of years of experience and service with the last three employers. In addition, short-haul and long-haul drivers have the right to earn bonuses based on safety requirements, annual mileage and years of service with the Company. All employees, including drivers, are eligible to participate in the Company's 401(k) Plan, which includes an employee stock ownership plan, and health, life and dental insurance plans.

     The over-the-road, long-haul, truckload segment of the trucking industry, of which the Company is a part, experiences significant driver turnover. In addition, because of strict regulations, the trucking industry has a limited pool from which to select qualified drivers. As a result, the Company must compete with other transportation service companies for the currently available drivers. Management anticipates that the intense competition for qualified drivers in the trucking industry will continue. Although the Company currently has an adequate number of drivers, there can be no assurance that the Company will not be affected by a shortage of qualified drivers in the future.

     In addition to its employees, the Company contracts with a select group of owner-operators who own and operate their own tractors and in certain instances, their own trailers. The Company's selection process for independent owner-operators is substantially the same as the process for employee drivers. Each owner-operator is required to enter into an owner-operator lease agreement with the Company, which is cancelable by either party upon thirty days' notice. The Company believes that owner-operators provide the Company with an additional source of drivers, particularly during periods of peak demand for transportation services.

TRANSPORTATION TECHNOLOGY

     The Company has invested in technological systems that are designed to enhance operational and administrative efficiencies. All of Asche Transfer's, sixteen of AG Carriers' and twenty of Polar's tractors are equipped with a two-way, satellite-based tracking and communication system produced by Qualcomm(TM), Incorporated ("Qualcomm"), a leading communication system manufacturer, as well as on board computers that enable the Company to monitor scheduling and equipment locations more effectively while communicating directly with drivers, and informing customers of the location and estimated delivery time of their freight. The Company intends to equip the remaining tractors in the AG Carriers and Polar fleet with Qualcomm units during 1998.

     The Qualcomm system allows drivers and dispatchers to have instant, on-the-road communication. This enhanced communication system permits a dispatcher to make a load assignment to the driver through an on-board display unit. This unit also signals a driver when an assignment is available, in order to allow for rest in the tractor's sleeper cab pending an assignment. The system permits the driver to respond to the dispatcher quickly, thereby eliminating waiting time and inefficient dependence upon truck-stop telephones. In addition, directions to each customer pick-up and drop-off location are programmed into the database to provide drivers and dispatchers constant access to the information.

     The Qualcomm system has also increased the Company's ability to maintain strong communications with its customers. The Qualcomm system automatically transmits to the Company the location of every cargo load each hour, equipment information and other data that may be used by the dispatcher to meet delivery schedules to match available equipment and loads. Because accurate information concerning the status and estimated delivery time of cargo shipments is continuously tracked by the Company's on-line computer, responses to customer inquiries can be made much more rapidly with the Qualcomm system. The Company's billing department has immediate access to all information necessary to generate customer invoices upon delivery of a load.

     The Company has a centralized, fully integrated management system that utilizes an IBM AS/400 computer with software from Innovative Computing Corporation. The system is located at the corporate headquarters and is on-line with the Company's other terminals. The system's company-wide database allows the Company to respond quickly to customer information requests without having to combine data files from several sources. The Company also utilizes "electronic data interchange" that permits direct communication of billing and load tracking information between the Company's computer system and the computer systems of many of its customers. The Company's ability to exchange data electronically with customers regarding their shipments has significantly enhanced quality control and customer service.

SAFETY AND INSURANCE

     The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program at its corporate headquarters and its regional terminals. The Company has received a "satisfactory" safety and fitness rating (the highest rating) from the DOT.

     The emphasis on safety begins in the hiring and orientation process, where prospective employees are given physical examinations, orientation, safety training and drug testing. Newly hired drivers, regardless of experience level, must participate in a three day training program. The Company's safety and loss prevention program is comprised of ongoing education, random drug testing, training and retraining of drivers regarding safe vehicle operations, loading and unloading procedures and accident reporting.

     The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company maintains insurance that it believes is adequate to cover its liabilities and risks.

FUEL MANAGEMENT

     Motor carrier service is dependent upon the availability of diesel fuel. The Company manages fuel purchases by directing its drivers to certain truck stops that give the Company discounts in return for volume purchases on a recurring basis. Through the use of computerized monitoring devices imbedded in the engines of its tractors, the Company monitors fuel usage, miles per gallon and cost per mile. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Historically, the Company has been able to pass on a portion of fuel price increases to its customers. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company.

COMPETITION

     The trucking industry, in general, is highly competitive and fragmented. The Company competes primarily with other long-haul, temperature-controlled truckload carriers, private fleets operated by existing and potential customers and, to a lesser extent, railroads. Although the general effect of deregulation and the trucking industry during the 1980s created substantial downward pressure on the industry's rate structure, the Company believes that competition for the freight transported by the Company is based primarily on its ability to provide premium quality service, i.e., just-in-time performance, advanced technology capabilities and reliability made possible through operation of a late-model fleet. The Company believes that significant opportunities exist for growth in the temperature-controlled segment. The Company currently accounts for less than 1% of the revenue generated by the temperature-controlled segment of the trucking industry. The five largest companies in the temperature-controlled segment generated a substantial portion of the revenues of all companies in the segment, and there are other trucking companies in the temperature-controlled segment that possess substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The Company also competes with other motor carriers in hiring qualified drivers.

REGULATION

     The Company's drivers and independent contractors must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. Management believes that its operations are in material compliance with current laws and regulations.

     The Company's operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations.

EMPLOYEES

     As of December 31, 1996, the Company employed 680 persons, of whom 502 were drivers, 178 were maintenance and support personnel including management and administration, and the Company contracted with 51 owner-operators. None of the Company's employees is represented by a collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     LARRY L. ASCHE, age 45, has served as Chairman and Director of the Company since July 1994 and as Chief Executive Officer since November 1996. Mr. Asche also served as Chief Operating Officer from July 1994 to November 1996. Mr. Asche has served as President and Director of Asche Transfer since its incorporation in February 1983 and also serves as Chairman of the Board of AG Carriers and Chairman of the Board of Polar. Mr. Asche acquired the business from Clarence Asche, Mr. Asche's uncle, in 1973 and operated Asche Transfer for ten years as a sole proprietorship. Mr. Asche is the husband of Diane L. Asche.

     KEVIN M. CLARK, age 41, has served as President and Director of the Company since July 1994. Mr. Clark also served as Chief Executive Officer from July 1994 to November 1996. Since May 1987, Mr. Clark has served as Vice President of Asche Transfer and is Vice-President of AG Carriers and Vice-President of Polar. Prior to joining Asche Transfer, Mr. Clark served for over two years as a management consultant to Asche Transfer. From 1982 to 1984, Mr. Clark was Vice President and Director of Batt Trucking, Inc., Caldwell, Idaho, a refrigerated trucking company. From 1980 to 1984, Mr. Clark was the founder and President of National Traffic Services Corporation, Boise, Idaho, a management consulting firm providing regulatory compliance assistance to regional and national transportation companies. Prior to that time, Mr. Clark served as the Transportation Auditor, Acting Director, Idaho Public Utilities Commission, Boise, Idaho and prior thereto, he was a transportation specialist with Consolidated Freightways, Boise, Idaho. Mr. Clark has a B.S. degree in business from Ottawa University, Phoenix, Arizona. Mr. Clark has also received a Transportation Practitioner Degree from the College of Advanced Traffic, Chicago, Illinois and has been admitted to practice before the Interstate Commerce Commission and Federal Maritime Commission. Mr. Clark has served as Chairman of the Advisory Board of Directors of the University of Georgia Trucking Profitability Strategies Conference. He is also the author of three books in the transportation and business fields and has been a frequent speaker for various national organizations.

     LEON M. MONACHOS, age 45, has served as a Director of the Company since March 1996 and as Chief Financial Officer since May 1996. Since September 1996, Mr. Monachos has served as Vice-President of Finance of Asche Transfer, AG Carriers and Polar. From October 1995 to May 1996, Mr. Monachos had been an advisor to the president and founder of a large privately-owned trucking company. From June 1986 to September 1995, he was employed at Ernst & Young LLP, a public accounting firm, most recently as Senior Manager. Mr. Monachos has a B.S. degree from the University of Illinois and is a certified public accountant.

     DANIEL R. WRIGHT, age 53, has served as Chief Operating Officer since November 1996. From July 1994 to February 1996, Mr. Wright was Vice President -- Marketing and Customer Services of Asche Transfer. From February 1996 to November 1996, Mr. Wright was Executive Vice President of Polar. He previously served as Director of Operations for Asche Transfer from February 1993 where he was responsible for the dispatch and coordination of Asche Transfer's equipment. Prior to working for Asche Transfer, Mr. Wright was regional manager for Can Am Express of Summit, Illinois from July 1990 until January 1993. Prior to this position, Mr. Wright was Vice President and General Manager for R&A Trucking in Waterloo, Iowa for three years, and before he assumed this position, Mr. Wright was Vice President of Marketing and Operations at Hawkeye Refrigerated Services in Cedar Rapids, Iowa for six years.

     DIANE L. ASCHE, age 43, has served as Vice President, Secretary and Director of the Company since July 1994. Mrs. Asche has served as Vice President, Secretary and Director of Asche Transfer since its incorporation in February 1983 and in addition, serves as Secretary of AG Carriers and as Secretary of Polar. From the time Larry L. Asche and Mrs. Asche acquired the business, she has controlled and directed the administration of the Company. Mrs. Asche is the wife of Larry L. Asche.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal terminal are located on a five-acre tract in Shannon, Illinois, that consist of six buildings with 4,400 square feet of office space, 12,000 square feet of space devoted to equipment maintenance and repair, as well as two acres of parking space. The AG Carriers facility in Tavares, Florida, acquired in May 1995, consists of 6,000 square feet of office space and 2.5 acres of parking. The Company rents 2.0 additional acres of parking adjacent to the AG Carriers headquarters from Richard S. Baugh under a five-year lease. The Company leases from an unrelated party a 15,000-square-foot terminal, warehouse and office facility used for the operations of the Asche Foliage Transport Division in Apopka, Florida under a five-year lease. The Company also owns a 70-door, 10,000-square-foot terminal in Atlanta, Georgia. The Polar facility consists of approximately 13,000 square feet of leased office space and approximately 13,000 additional square feet of leased shop area and a parking area located in Tontitown, Arkansas, pursuant to a ten year lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been from time to time a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has not received notice of any pending claims other than those arising from vehicle accidents and there are no environmental, regulatory, or other governmental proceedings pending against the Company. The Company maintains insurance that it believes is adequate to cover its liability risks.

     In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of PEI for $150,000. In conjunction with the Polar merger, 5% of the Company's common stock issued in the merger (69,941 shares) were held in an escrow account pending final determination of the litigation. Upon reaching a final settlement, 34,030 of the common shares held in the escrow account were retired by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

  PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol ASHE. The following table shows the quarters' high and low closing prices as reported by Nasdaq.

          FISCAL 1996      HIGH       LOW              FISCAL 1995              HIGH         LOW
          -----------      ----       ---              -----------              ----         ---
First Quarter............  5  1/2     3  5/8      First Quarter...........      8  7/8     7  1/8
Second Quarter...........  7  1/8     3  1/2      Second Quarter..........      9  1/2     7  3/8
Third Quarter............  5  7/8     3  1/2      Third Quarter...........      8  3/4     6  7/8
Fourth Quarter...........  5  3/8     3 3/32      Fourth Quarter..........      7  3/4     4  7/8


     As of March 17, 1997 there were approximately 202 holders of record.

     The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's loan agreement contains a prohibition on the payment of any cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The statements of operations data for the years ended December 31, 1996, 1995, 1994 and 1993, and the balance sheet data at December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere.

(in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:

                                                                               YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                1996        1995        1994        1993        1992
                                                                ----        ----        ----        ----        ----
NET REVENUES................................................  $  77,365   $  67,748   $  34,034   $  19,335   $  16,999
OPERATING EXPENSES:
  Salaries, wages and benefits..............................     27,109      24,352      11,605       5,243       3,371
  Fuel......................................................     13,350      10,532       4,889       2,285       1,468
  Purchased transportation..................................     10,772       7,148       4,802       5,519       7,634
  Supplies and maintenance..................................      7,032       6,369       3,256       1,421         990
  Depreciation and amortization.............................      8,547       7,887       3,309       1,680       1,103
  Taxes and licenses........................................      2,073       1,762         792         349         213
  Insurance.................................................      2,838       2,784       1,266         617         519
  Communications and utilities..............................        818         809         431         210         170
  Loss (gain) on disposition of equipment(1)................      1,165        (323)        (74)         (1)        (64)
  Litigation settlement(2)..................................        150          --          --          --          --
  Polar restructuring expense(3)............................        490          --          --          --          --
  Investment write-off......................................        100          --          --          --          --
  Writedown of equipment to net realizable value(1).........      1,155          --          --          --          --
  Severance expense.........................................         81          --          --          --          --
  Merger consummation costs(4)..............................         --       1,269          --          --          --
  Other.....................................................      2,298       1,297         281         196         107
                                                              ---------   ---------   ---------   ---------   ---------
    Total operating expenses................................     77,978      63,886      30,557      17,519      15,511
                                                              ---------   ---------   ---------   ---------   ---------
OPERATING (LOSS) INCOME.....................................       (613)      3,862       3,477       1,816       1,488
OTHER (EXPENSES) INCOME:
  Interest expense..........................................     (3,464)     (4,069)     (2,366)     (1,270)       (822)
  Amortization of debt issuance cost(4).....................         --        (447)     (1,786)         --          --
  Other.....................................................        136         127          61           8           5
                                                              ---------   ---------   ---------   ---------   ---------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND EXTRAORDINARY
  ITEM......................................................     (3,941)       (527)       (614)        554         671
INCOME TAX BENEFIT (PROVISION)..............................      1,321        (538)       (465)       (222)       (183)
                                                              ---------   ---------   ---------   ---------   ---------
LOSS BEFORE EXTRAORDINARY ITEM..............................     (2,620)     (1,065)     (1,079)        332         488
  Loss on extinguishment of debt, net of income tax benefit
    of $134.................................................         --         261          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
NET LOSS....................................................  $  (2,620)  $  (1,326)  $  (1,079)  $     332   $     488
                                                              =========   =========   =========   =========   =========
Historical loss per common share:
  Loss before extraordinary item............................              $   (0.27)
  Extraordinary item........................................                  (0.07)
                                                                          ---------
  Net loss..................................................  $   (0.67)  $   (0.34)
                                                              =========   =========
Proforma net (loss) income per common share
  (unaudited)(5):...........................................                          $   (0.57)  $    0.26   $    0.38
                                                                                      =========   =========   =========
Weighted average common and common equivalent shares
  outstanding:
  Historical................................................  3,928,596   3,860,275
                                                              =========   =========
  Proforma(5)...............................................                          1,878,649   1,275,000   1,275,000
                                                                                      =========   =========   =========

                                                                                    DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                1996        1995        1994        1993        1992
                                                                ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Working capital.............................................   $(11,601)   $(11,729)    $(3,759)    $(1,492)   $ (579)
Property and equipment, net.................................     29,552      48,280      32,114       9,557     6,500
Total assets................................................     49,326      68,933      43,693      11,452     8,273
Debt and capital lease obligations (including current
  maturities)...............................................     30,104      45,868      30,395       9,166     6,660
Stockholders' equity........................................     10,531      12,905       8,311       1,203      871

-------------------------
(1) See Note 3 to Audited Consolidated Financial Statements.
(2) See Note 13 to Audited Consolidated Financial Statements.
(3) See Note 14 to Audited Consolidated Financial Statements.
(4) See Note 1 to Audited Consolidated Financial Statements.
(5) The pro forma net (loss) income per share data assume that 1,275,000 shares were issued and outstanding prior to the reorganization of the Company. See
    Note 1 to Audited Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment, and equipping tractors with the QUALCOMM(TM) two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions of other temperature-controlled truckload carriers. Since its September 1994 initial public offering, the Company acquired all of the assets of Former AG (the "AG Acquisition"), a Florida-based carrier that generated $16.3 million in net revenues and $2.3 million in operating income during 1994, and on December 22, 1995, completed the merger with Polar (the "Merger"). Polar was formed in August 1994 to acquire the outstanding stock of PEI, an Arkansas-based carrier (the "PEI Acquisition"). PEI generated $14.1 million in net revenues and $1.5 million in operating income during the eight month period from January 1994 through August 1994, prior to the PEI Acquisition. Polar generated $7.7 million in net revenues and $0.6 million in operating income during the four month period from August 1994 through December 1994.

     The merger with Polar was accounted for as a pooling of interests (pooled results only include the operations of Polar since its inception in August 1994, and do not include the results of the predecessor company, PEI). Under the accounting rules applicable to transactions qualifying as a pooling of interests, the Company restated its prior years' financial statements as if the Company and Polar had been operated on a combined basis for all periods presented. Therefore, all financial information presented reflects the combined operations of such companies.

     In connection with the merger and the subsequent extinguishment of certain Polar debt, the Company recognized one-time charges of approximately $1.7 million. These charges consisted primarily of legal, accounting, and advisory fees of $1.3 million in connection with the Polar merger and $0.4 million related to the debt extinguishment.

     The results of operations discussed below are not necessarily comparable between periods because (1) 1995 results from operations include AG Carriers for the seven and one half months from the date of acquisition in May 1995 and (2) 1996 and 1995 includes twelve months results from operations of Polar, as compared to four months results from operations in 1994 due to the PEI Acquisition.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1996, AND 1995

     Net revenues increased $9.6 million, or 14.2%, to $77.4 million in 1996 compared with $67.7 million in 1995. The increase in 1996 is partially due to the AG Acquisition. During 1996, the Company decreased its owned tractor fleet by 35 units and reduced contractor-operated units by 14. Without giving effect to the additional net revenues contributed by the AG Acquisition, the Company's net revenues increased by $2.6 million or 4.5%, due to having more tractors in service throughout the year, increased volume from existing customers and the addition of new customers.

     Total miles increased 11.3 million, or 19.3%, to 70.1 million in 1996, compared to 58.8 million in 1995, partially due to the AG Acquisition. Average miles per tractor increased to 121,738 miles for 1996 from 120,843 miles for 1995. Average revenue per tractor increased 0.6% to $134,314 in 1996 from $133,476 in 1995, due to better equipment utilization. Without giving effect to the AG Acquisition, the Company's total miles increased 12.2%, to 54.8 million, due to having more tractors in service throughout 1996.

     The Company's operating ratio (operating expenses divided by operating revenues) increased to 100.8% for 1996 from 94.3% for 1995. Excluding the effects of the AG Acquisition, the Company's operating ratio increased to 103.4% for 1996 from 95.5% for 1995. Total operating expenses increased $14.1 million, or 22.1%, to $78.0 million in 1996 compared with $63.9 million in 1995, partially due to the AG Acquisition, as well as, the loss on disposition of equipment, the litigation settlement, the Polar restructuring expense and the writedown of equipment to net realizable value. Excluding the effects of the AG Acquisition, total operating expenses increased $7.3 million, or 13.2%, to $62.4 million in 1996 compared to $55.1 million in 1995.

     Salaries, wages and benefits increased $2.8 million, or 11.3%, to $27.1 million in 1996 compared to $24.4 million in 1995, partially due to the AG Acquisition, as well as increases in overall compensation of drivers in order to enhance driver recruitment and retention. Without giving effect to the AG Acquisition, the Company's salaries, wages and benefits increased by $0.3 million, or 1.7%, due to increases in overall compensation of drivers in order to enhance driver recruitment and retention.

     Fuel expenses increased $2.8 million, or 26.8%, to $13.4 million in 1996 compared to $10.5 million in 1995, partially due to the AG Acquisition, as well as the increased number of company-owned units in service throughout the year and increased fuel prices. Without giving effect to the AG Acquisition, the Company's fuel expense increased by $1.9 million or 21.8%. The increase is a result of the increased number of company-owned units in service throughout the year and increased fuel prices.

     Purchased transportation increased $3.6 million, or 50.7%, to $10.8 million in 1996 compared to $7.1 million in 1995, partially due to the AG Acquisition, including an increase in brokered freight as well as an increase in equipment operating lease payments. Without giving effect to the AG Acquisition, the Company's purchased transportation increased by $2.3 million, or 40.5% as a result of an increase in equipment operating lease payments.

     Supplies and maintenance expenses increased $0.7 million, or 10.4%, to $7.0 million in 1996 compared to $6.4 million in 1995, primarily due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's supplies and maintenance expense increased by $0.1 million, or 1.3%.

     Depreciation and amortization increased $0.7 million, or 8.4%, to $8.5 million in 1996 compared with $7.9 million in 1995, primarily due to the AG Acquisition. Without giving effect to the AG Acquisition, the Company's depreciation and amortization expense increased by $0.1 million, or 1.3%.

     Loss on disposition of equipment in 1996 was $1.2 million compared to a gain in 1995 of $0.3 million, largely due to the sale and leaseback of certain Polar motor carrier equipment that resulted in a loss of $1.0 in 1996.

     Litigation settlement expense represents the final settlement of all outstanding litigation related to Polar's acquisition of PEI.

     Polar restructuring expense represents severance payments to terminated employees of Polar.

     Writedown of equipment to net realizable value represents the writedown of Polar equipment to more closely approximate the net realizable value of the related equipment at year-end.

     Interest expense decreased $0.6 million, or 14.9%, to $3.5 million for 1996 compared with $4.1 million for 1995, due to lower levels of debt and lower overall interest rates. Outstanding debt and capital lease obligations aggregated $30.1 million at December 31, 1996 compared to $45.9 million at December 31, 1995. Without giving effect to the AG Acquisition, the Company's interest expense decreased by $0.9 million, or 25.3%.

  YEARS ENDED DECEMBER 31, 1995, AND 1994.

     Net revenues increased $33.7 million, or 99.1%, to $67.7 million in 1995, from $34.0 million in 1994, largely due to the AG Acquisition and the PEI Acquisition. During 1995, the Company increased its owned tractor fleet by 156 units and added 38 contractor-operated units largely due to the AG Acquisition, which accounted for 110 owned units and 15 contractor-operated units. Without giving effect to the additional net revenues contributed by the AG Acquisition and the Merger, the Company's net revenues increased by $5.0 million, or 19.0%, due to having more tractors in service, increased volume from existing customers and the addition of new customers.

     Net revenues on a pro forma basis (assuming the AG Acquisition and the PEI Acquisition had occurred on January 1, 1994) increased $9.5 million, or 14.8%, for 1995. The higher pro forma net revenues are due to having more tractors in service, increased volume from existing customers and the addition of new customers in 1995. On a pro forma basis, the Company increased its owned tractor fleet by 52 units and added 22 contractor-operated units.

     Total miles increased 31.3 million, or 113.8%, to 58.8 million for 1995, compared to 27.5 million for 1994, largely due to the AG Acquisition and the PEI Acquisition. Average miles per tractor decreased 6.5% to 120,840 miles for 1995 from 129,180 miles for 1994. Average revenue per tractor decreased 9.1% to $133,476 in 1995 from $146,916 in 1994. The decreases in average miles per tractor and average revenue per tractor are attributable to the effects of the AG Acquisition and the Merger as well as competition within the industry. Historically, AG Carriers has operated profitably with lower average miles per tractor and lower average revenue per mile than Asche Transfer, and Polar has operated with lower average miles per tractor and higher revenue per mile than Asche Transfer. Without giving effect to the AG Acquisition and the Merger, the Company's total miles increased by 5.3 million, or 22.5%, due to having more tractors in service.

     Total miles on a pro forma basis increased 11.3 million, or 21.3%, to 64.2 million for 1995. The higher pro forma miles are due to having more tractors in service, increased volume from existing customers and the addition of new customers.

     The Company's operating ratio (operating expenses divided by operating revenues) increased 4.5%, to 94.3% in 1995 from 89.8% in 1994. Excluding the effects of nonrecurring merger costs of approximately $1.3 million, the Company's operating ratio increased 2.7%, to 92.5%. The increase in the operating ratio is due to increased competition in the industry, resulting from an overcapacity of equipment available to service a stagnant market. Total operating expenses increased $33.3 million, or 108.8%, to $63.9 million for 1995, compared to $30.6 million for 1994, largely due to the AG Acquisition and the PEI Acquisition. Without giving effect to the AG Acquisition and the Merger, the Company's total operating expenses increased by $6.7 million, or 28.6%, due to costs related to operating the additional tractors in service.

     Operating expenses on a pro forma basis increased $11.9 million, or 20.7%, to $69.2 million for 1995.

     Salaries, wages and benefits increased $12.8 million, or 110.0%, to $24.4 million in 1995 compared to $11.6 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, as well as an increase in support personnel in preparation for future growth, an increase in drivers, and increases in overall compensation of drivers in order to enhance driver recruitment and retention. Without giving effect to the AG Acquisition and the Merger, the Company's salaries, wages and benefits increased by $2.8 million, or 32.3%.

     Salaries, wages and benefits on a pro forma basis increased $5.9 million, or 29.2%, to $26.0 million for 1995. The increase was due to an increase in support personnel in preparation for future growth, an increase in drivers, and increases in overall compensation of drivers in order to enhance driver recruitment and retention.

     Fuel expenses increased $5.6 million, or 115.4%, to $10.5 million in 1995 compared to $4.9 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, as well as additional volume related to company owned units added in 1995. Without giving effect to the AG Acquisition and the Merger, the Company's fuel expense increased by $1.0 million or 26.0%, due to having more tractors in service.

     Fuel expense on a pro forma basis increased $2.2 million, or 24.3%, to $11.4 million for 1995, due to having more tractors in service.

     Purchased transportation expense increased $2.3 million, or 48.9%, to $7.1 million in 1995 compared to $4.8 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, including expenses related to brokerage operations, which the Company had not previously engaged in, as well as an increase in contractor operated units, less the effects of the purchase and capitalization of certain trailers which previously were contractor operated units. Without giving effect to the AG Acquisition and the Merger, the Company's purchased transportation expense decreased by $0.7 million, or 16.7%, due to the purchase and capitalization of certain trailers which previously were contractor operated units.

     Purchased transportation expense on a pro forma basis decreased $2.6 million, or 24.6%, to $8.0 million for 1995, due to the decrease in the use of contractor operated units, in favor of company-owned units, as well as the decrease in brokered freight in 1995.

     Supplies and maintenance expenses increased $3.1 million, or 95.6%, to $6.4 million in 1995 compared to $3.3 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, as well as costs related to additional company owned units in service. Without giving effect to the AG Acquisition and the Merger, the Company's supplies and maintenance expense increased by $1.0 million, or 36.7%, due to additional company-owned units in service, and the increased cost of driver recruitment.

     Supplies and maintenance expense on a pro forma basis increased $1.3 million, or 22.0%, to $7.0 million for 1995, due to additional company-owned units in service, and increased cost of driver recruitment.

     Depreciation and amortization expense increased $4.6 million, or 138.4%, to $7.9 million in 1995 compared to $3.3 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, as well as costs related to additional company-owned units in service and amortization of goodwill related to the AG and PEI Acquisitions. Without giving effect to the AG Acquisition and the Merger, the Company's depreciation and amortization expense increased by $0.9 million or 34.7%, due to costs related to additional company owned units in service.

     Depreciation and amortization expense on a pro forma basis increased $2.4 million, or 40.4% to $8.4 million for 1995, due to costs related to additional company-owned units in service.

     Insurance expense increased $1.5 million, or 119.9%, to $2.8 million in 1995 compared to $1.3 million in 1994, largely due to the AG Acquisition and the PEI Acquisition, as well as the higher number of units operated. Without giving effect to the AG Acquisition and the Merger, the Company's insurance expense increased by $0.2 million, or 30.9%, due to the higher number of units operated.

     Insurance expense on a pro forma basis increased $0.3 million, or 12.2%, to $3.0 million for 1995, due to additional owned units in service.

     Interest expense increased $1.7 million, or 72.0%, to $4.1 million in 1995 compared to $2.4 million in 1994, due entirely to the AG Acquisition and the PEI Acquisition. Without giving effect to the AG Acquisition and the Merger, the Company's interest expense remained at $1.8 million on an increased level of debt, reflecting a lower overall interest rate. Outstanding debt and capital lease obligations aggregated $45.9 million at December 31, 1995 compared with $30.4 million at December 31, 1994, resulting from the increase in the line of credit, primarily used to fund the AG Acquisition and the Merger and related costs, and additional debt and capital lease obligations related to equipment purchases.

     In connection with the PEI Acquisition September 1994, Polar incurred a one-time, noncash charge of $2.2 million ("deferred debt issuance cost") resulting from the issuance of one million shares of Polar common stock to subordinated note holders, of which $0.4 million was expensed in the first quarter of 1995 and $1.8 million was expensed in the fourth quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had a net working capital deficit of $11.6 million, attributable to the growth of the Company through acquisitions and 1996 operations. The working capital deficit also results from the financing of revenue equipment purchases (noncurrent assets) through borrowings, a portion of which is in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $6.0 million borrowing limit based on a percentage of eligible trade receivables, $5.2 million of which was borrowed against this line of credit at December 31, 1996, and approximately $0.2 million was available.

     The Company's growth and the significant investment in its modern fleet of tractors and temperature-controlled trailers has been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. During 1996, the Company decreased its fleet size by 35 tractors and 24 temperature-controlled trailers. During 1995, the Company increased its fleet size by adding 193 new tractors and 229 new temperature-controlled trailers (including 110 tractors and 134 trailers from AG Carriers).

The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $30.1 million and $45.9 million at December 31, 1996 and December 31, 1995, respectively.

     In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers, and for the AG Acquisition and the Merger. The AG Acquisition and the Merger, as well as the growth of Asche Transfer's fleet, has resulted in a debt to equity ratio (calculated excluding payables and other liabilities) of 2.86:1 at December 31, 1996, and 3.55:1 at December 31, 1995.

     In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility. In February 1997, the Company entered into a purchase agreement to sell certain Polar motor carrier equipment for $4.6 million. The transaction, which will be completed in March 1997, is expected to generate $1.4 million in net cash proceeds to the Company.

     The Company believes that available cash, cash flow from future operations, and borrowings available under its line of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth in 1997, the Company's capital needs may require additional borrowings or an equity infusion.

CHANGE IN ESTIMATED SALVAGE VALUES

     On October 1, 1994, the Company changed the estimated salvage values used to compute depreciation and amortization for certain motor carrier equipment of Asche Transfer from 25% to 40% of original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $0.8 million and reduced the net loss approximately $0.5 million, or $0.13 net loss per common share, in both 1996 and 1995. This change reduced operating expenses approximately $0.2 million and reduced the net loss approximately $0.12 million, or $0.06 pro forma net loss per common share, in the fourth quarter of 1994.

     In December 1996, the Company adjusted the estimated salvage values related to certain motor carrier equipment of Polar from 44% to 35% of the original purchase price. This change better aligns the allocation of equipment cost with its expected use. This resulted in a writedown of equipment in the amount of $1.2 million, $0.7 million after-tax ($0.18 net loss per common share) in 1996.

RELATED PARTY LEASES

     The Company currently leases certain of its revenue equipment from related parties. Effective January 1, 1995, the Company and the related parties amended all lease agreements, whereby, lease payments from the Company to the related parties are fixed equal payments. Previously, the lease payments were based upon usage by the Company. The effect of this change in 1995 and 1996 is not quantifiable. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balance to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $0.26 million and decreased net loss by approximately $0.16 million ($0.04 net loss per common share) in 1996. This change reduced interest expense by approximately $0.13 million and decreased net loss by approximately $0.08 million ($0.02 net loss per common share) in 1995. Payments to related parties on capital lease obligations in 1996, 1995 and 1994 were $774,000, $1,016,000 and $1,911,000, respectively.

SEASONALITY

     The Company's results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pick-up and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Accordingly such factors cause fluctuations in results of operations. The foliage division of Asche Transfer experiences seasonal fluctuations in volume during certain periods of the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-2 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements filed as part of this report are listed in the accompanying Index to Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AASCHE TRANSPORTATION SERVICES, INC.

                                          By:       /s/ LARRY L. ASCHE

                                            ------------------------------------
                                              Larry L. Asche, Chief Executive
March 27, 1997                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----

             /s/ LARRY L. ASCHE                  Chief Executive Officer and Chairman   March 27, 1997
---------------------------------------------    of the Board of Directors (Principal
               Larry L. Asche                    Executive Officer)

            /s/ LEON M. MONACHOS                 Chief Financial Officer (Principal     March 27, 1997
---------------------------------------------    Financial and Accounting Officer)
              Leon M. Monachos

             /s/ KEVIN M. CLARK                  President, Director                    March 27, 1997
---------------------------------------------
               Kevin M. Clark

             /s/ DIANE L. ASCHE                  Director                               March 27, 1997
---------------------------------------------
               Diane L. Asche

            /s/ RICHARD S. BAUGH                 Director                               March 27, 1997
---------------------------------------------
              Richard S. Baugh

             /s/ STEVEN R. GREEN                 Director                               March 27, 1997
---------------------------------------------
               Steven R. Green

            /s/ GARY I. GOLDBERG                 Director                               March 27, 1997
---------------------------------------------
              Gary I. Goldberg

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Auditors.............................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................  F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994..........................  F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994..............  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Aasche Transportation Services, Inc.

     We have audited the accompanying consolidated balance sheet of Aasche Transportation Services, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Polar Express Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 31% at December 31, 1995, and total net revenues constituting 39% in 1995 and 23% in 1994, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Polar Express Corporation, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aasche Transportation Services, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

February 21, 1997

                        INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Polar Express Corporation
Tontitown, Arkansas

     We have audited the accompanying consolidated balance sheet of POLAR EXPRESS CORPORATION (A WHOLLY-OWNED SUBSIDIARY OF AASCHE TRANSPORTATION SERVICES, INC.) as of December 29, 1995, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year ended December 29, 1995 and the period from August 27, 1994 (inception) to December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of POLAR EXPRESS CORPORATION as of December 29, 1995, and the results of its operations and cash flows for the year ended December 29, 1995 and the period from August 27, 1994 (inception) to December 30, 1994, in conformity with generally accepted accounting principles.

                                          /s/ Baird, Kurtz & Dobson
                                          BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
March 1, 1996

                      AASCHE TRANSPORTATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996          1995
                                                                  ----          ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $     --      $    503
  Trade receivables, less allowance for doubtful accounts of
     $71 and $67............................................       6,682         6,454
  Prepaid expenses and other current assets.................       2,033         1,801
                                                                --------      --------
     Total current assets...................................       8,715         8,758
Property and equipment, at cost.............................      43,901        60,640
  Less accumulated depreciation and amortization............     (14,349)      (12,360)
                                                                --------      --------
     Net property and equipment.............................      29,552        48,280
                                                                --------      --------
Excess of cost over net assets acquired, less accumulated
  amortization of $448 and $220.............................       7,622         7,850
Deferred income taxes.......................................       3,022         3,406
Other assets................................................         415           639
                                                                --------      --------
     TOTAL ASSETS...........................................    $ 49,326      $ 68,933
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................    $    349      $     --
  Accounts payable..........................................       2,299         2,974
  Accrued liabilities.......................................       2,366         1,763
  Guaranteed obligation of Employee Stock Ownership Plan....         244           334
  Line of credit............................................       5,242         2,859
  Current maturities of long-term debt with unrelated
     parties................................................       4,922         7,108
  Current maturities of long-term debt with related party...         995           995
  Current maturities of capital lease obligations with
     unrelated parties......................................       2,596         3,447
  Current maturities of capital lease obligations with
     related parties........................................       1,303         1,007
                                                                --------      --------
     Total current liabilities..............................      20,316        20,487
  Long-term debt with unrelated parties, less current
     maturities.............................................       5,767        15,470
  Long-term debt with related party, less current
     maturities.............................................       2,545         3,483
  Capital lease obligations with unrelated parties, less
     current maturities.....................................       6,163         9,668
  Capital lease obligations with related parties, less
     current maturities.....................................         327         1,497
  Deferred income taxes.....................................       3,677         5,423
                                                                --------      --------
     Total liabilities......................................      38,795        56,028
Stockholders' equity:
  Common stock, $.0001 par value, 10,000,000 shares
     authorized, 3,953,077 and 3,947,107 shares issued and
     outstanding............................................          --            --
  Additional paid-in capital................................      14,598        14,442
  Guarantee of Employee Stock Ownership Plan obligation.....        (244)         (334)
  Accumulated deficit.......................................      (3,823)       (1,203)
                                                                --------      --------
     Total stockholders' equity.............................      10,531        12,905
                                                                --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $ 49,326      $ 68,933
                                                                ========      ========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                  ----         ----         ----
NET REVENUES................................................    $  77,365    $  67,748    $  34,034
OPERATING EXPENSES:
  Salaries, wages and benefits..............................       27,109       24,352       11,605
  Fuel......................................................       13,350       10,532        4,889
  Purchased transportation..................................       10,772        7,148        4,802
  Supplies and maintenance..................................        7,032        6,369        3,256
  Depreciation and amortization.............................        8,547        7,887        3,309
  Taxes and licenses........................................        2,073        1,762          792
  Insurance.................................................        2,838        2,784        1,266
  Communications and utilities..............................          818          809          431
  Loss (gain) on disposition of equipment...................        1,165         (323)         (74)
  Litigation settlement.....................................          150           --           --
  Polar restructuring expense...............................          490           --           --
  Investment write-off......................................          100           --           --
  Writedown of equipment to net realizable value............        1,155           --           --
  Severance expense.........................................           81           --           --
  Merger consummation costs.................................           --        1,269           --
  Other.....................................................        2,298        1,297          281
                                                                ---------    ---------    ---------
     Total operating expenses...............................       77,978       63,886       30,557
                                                                ---------    ---------    ---------
OPERATING (LOSS) INCOME.....................................         (613)       3,862        3,477
OTHER (EXPENSES) INCOME:
  Interest expense..........................................       (3,464)      (4,069)      (2,366)
  Amortization of debt issuance cost........................           --         (447)      (1,786)
  Other.....................................................          136          127           61
                                                                ---------    ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND EXTRAORDINARY
  ITEM......................................................       (3,941)        (527)        (614)
INCOME TAX BENEFIT (PROVISION)..............................        1,321         (538)        (465)
                                                                ---------    ---------    ---------
LOSS BEFORE EXTRAORDINARY ITEM..............................       (2,620)      (1,065)      (1,079)
  Loss on extinguishment of debt, net of income tax benefit
     of $134................................................           --          261           --
                                                                ---------    ---------    ---------
NET LOSS....................................................    $  (2,620)   $  (1,326)   $  (1,079)
                                                                =========    =========    =========
Historical net loss per common share:
  Loss before extraordinary item............................    $   (0.67)       (0.27)
  Extraordinary item........................................           --        (0.07)
                                                                ---------    ---------
  Net loss..................................................    $   (0.67)   $   (0.34)
                                                                =========    =========
Proforma net loss per common share (unaudited)..............                              $   (0.57)
                                                                                          =========
Weighted average common and common equivalent shares
  outstanding:
     Historical.............................................    3,928,596    3,860,275
                                                                =========    =========
     Proforma...............................................                              1,878,649
                                                                                          =========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      GUARANTEE
                                                            COMMON STOCK                             OF EMPLOYEE
                                               --------------------------------------                   STOCK      DEFERRED
                                                 NO PAR VALUE      $.0001 PAR VALUE     ADDITIONAL    OWNERSHIP      DEBT
                                               ----------------   -------------------    PAID-IN        PLAN       ISSUANCE
                                               SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL     OBLIGATION      COST
                                               ------   ------     ------     ------    ----------   -----------   --------
Balance at December 31, 1993.................   1,500   $     1          --   $    --    $    --        $  --      $    --
Exchange of shares of Asche Transfer, Inc.
  for shares of Aasche Transportation Ser-
  vices, Inc.................................  (1,500)       (1)  1,275,000        --          1           --           --
Proceeds from issuance of common stock in
  connection with initial public offering....      --        --   1,150,000        --      6,356           --           --
Common stock issuable with respect to interim
  financing..................................      --        --     411,000        --      2,233           --       (2,233)
Issuance of shares in connection with Polar
  acquisition of PEI.........................      --        --     431,550        --        665           --           --
Amortization of debt issuance cost...........      --        --          --        --         --           --        1,786
Guarantee of Employee Stock Ownership Plan
  obligation.................................      --        --          --        --         --         (621)          --
Net loss.....................................      --        --          --        --         --                        --
                                               ------   -------   ---------   -------    -------        -----      -------
Balance at December 31, 1994.................      --        --   3,267,550        --      9,255         (621)        (447)
Issuance of shares in connection with AG
  Carriers acquisition.......................      --        --     120,075        --      1,045           --           --
Reduction in Guarantee of Employee Stock
  Ownership Plan obligation..................      --        --          --        --         --          287           --
Exchange of Polar 8% subordinated notes
  payable for common stock...................      --        --          --        --      1,116           --           --
Issuance of shares in connection with Polar
  initial public offering....................      --        --     558,805        --      3,020           --           --
Amortization of debt issuance cost...........      --        --          --        --         --           --          447
Issuance of other shares.....................      --        --         677        --          6           --           --
Net loss.....................................      --        --          --        --         --           --           --
                                               ------   -------   ---------   -------    -------        -----      -------
Balance at December 31, 1995.................      --        --   3,947,107        --     14,442         (334)          --
Escrow shares retired in connection with
  litigation settlement......................      --        --     (34,030)       --         --           --           --
Exercise of stock options....................      --        --      40,000        --        156           --           --
Reduction in Guarantee of Employee Stock
  Ownership Plan obligation..................      --        --          --        --         --           90           --
Net loss.....................................      --                    --                   --           --           --
                                               ------   -------   ---------   -------    -------        -----      -------
Balance at December 31, 1996.................      --   $    --   3,953,077   $    --    $14,598        $(244)     $    --
                                               ======   =======   =========   =======    =======        =====      =======


                                                 RETAINED
                                                 EARNINGS          TOTAL
                                               (ACCUMULATED)   STOCKHOLDERS'
                                                 (DEFICIT)        EQUITY
                                               -------------   -------------
Balance at December 31, 1993.................     $ 1,202         $ 1,203
Exchange of shares of Asche Transfer, Inc.
  for shares of Aasche Transportation Ser-
  vices, Inc.................................          --              --
Proceeds from issuance of common stock in
  connection with initial public offering....          --           6,356
Common stock issuable with respect to interim
  financing..................................          --              --
Issuance of shares in connection with Polar
  acquisition of PEI.........................          --             665
Amortization of debt issuance cost...........          --           1,786
Guarantee of Employee Stock Ownership Plan
  obligation.................................          --            (621)
Net loss.....................................      (1,079)         (1,079)
                                                  -------         -------
Balance at December 31, 1994.................         123           8,310
Issuance of shares in connection with AG
  Carriers acquisition.......................          --           1,045
Reduction in Guarantee of Employee Stock
  Ownership Plan obligation..................          --             287
Exchange of Polar 8% subordinated notes
  payable for common stock...................          --           1,116
Issuance of shares in connection with Polar
  initial public offering....................          --           3,020
Amortization of debt issuance cost...........          --             447
Issuance of other shares.....................          --               6
Net loss.....................................      (1,326)         (1,326)
                                                  -------         -------
Balance at December 31, 1995.................      (1,203)         12,905
Escrow shares retired in connection with
  litigation settlement......................          --              --
Exercise of stock options....................          --             156
Reduction in Guarantee of Employee Stock
  Ownership Plan obligation..................          --              90
Net loss.....................................      (2,620)         (2,620)
                                                  -------         -------
Balance at December 31, 1996.................     $(3,823)        $10,531
                                                  =======         =======

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $ (2,620)   $ (1,326)   $ (1,079)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Depreciation.........................................       8,277       7,660       3,285
       Amortization.........................................         270         759       1,955
       Writedown of equipment to net realizable value.......       1,155          --          --
       Loss (gain) on disposition of equipment..............       1,165        (323)        (74)
       Deferred income taxes................................      (1,321)        404         390
       Extraordinary item-extinguishment of debt............          --         118          --
       Changes in other operating items:
         Trade receivables..................................        (228)       (426)     (1,019)
         Prepaid expenses and other assets..................        (179)        138        (288)
         Accounts payable...................................        (675)       (244)        377
         Accrued liabilities................................         691         680        (118)
                                                                --------    --------    --------
           Net cash provided by operating activities........       6,535       7,440       3,429
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment.......................................        (102)     (1,432)     (2,510)
    Building, office equipment and other....................        (382)     (1,297)         --
  Proceeds from the sale of equipment.......................       8,615       2,325         480
  Purchase of Polar Express, Inc. net of cash acquired......          --          --      (2,640)
  Purchase of AG Carriers net of cash acquired..............          --      (2,974)         --
                                                                --------    --------    --------
           Net cash provided by (used in) investing
              activities....................................       8,131      (3,378)     (4,670)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit..........................       2,383       2,044         647
  Proceeds from issuance of subordinated debt...............          --          --       2,233
  Principal payments on subordinated debt...................          --      (1,117)         --
  Borrowings on long-term debt with unrelated parties.......         800       5,228       7,167
  Principal payments on long-term debt with unrelated
    parties.................................................     (12,689)    (12,770)    (10,697)
  Principal payments on long-term debt with related party...        (938)       (498)       (102)
  Principal payments on capital leases with unrelated
    parties.................................................      (4,356)     (2,426)     (1,305)
  Principal payments on capital leases with related
    parties.................................................        (874)       (579)       (249)
  Proceeds from exercise of stock options...................         156          --          --
  Proceeds from issuance of common stock....................          --       3,215         665
  Deferred stock offering costs.............................          --          --        (195)
  Net proceeds from Aasche initial public offering..........          --          --       6,356
                                                                --------    --------    --------
           Net cash (used in) provided by financing
              activities....................................     (15,518)     (6,903)      4,520
                                                                --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (CASH
  OVERDRAFT)................................................        (852)     (2,841)      3,279
CASH AND CASH EQUIVALENTS
(CASH OVERDRAFT):
  Beginning of year.........................................         503       3,344          65
                                                                --------    --------    --------
  End of year...............................................    $   (349)   $    503    $  3,344
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................    $  3,424    $  3,940    $  2,101
                                                                ========    ========    ========
  Income taxes paid.........................................    $     --    $    103    $     72
                                                                ========    ========    ========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

1. DESCRIPTION OF THE BUSINESS

REORGANIZATION AND INITIAL PUBLIC OFFERING

     On September 23, 1994 (the "Effective Date"), Aasche Transportation Services, Inc. (the "Company") completed an initial public offering for the sale of 1,000,000 shares of common stock (the "Offering"). On October 17, 1994, the underwriters exercised an option to purchase an additional 150,000 shares of common stock to cover over-allotments. The net proceeds from these sales received by the Company was $6,356, net of Offering costs of $1,694.

     Immediately prior to the Effective Date of the Offering, the stockholders of Asche Transfer, Inc. ("ATI") exchanged their shares of common stock of ATI for 1,275,000 shares of common stock of the Company pursuant to a reorganization. The Company was incorporated July 13, 1994 and commenced operations and issued shares of common stock upon completion of the reorganization. The transaction was accounted for similar to a pooling of interests. ATI remains a wholly owned subsidiary of the Company. Intercompany accounts have been eliminated in consolidation.

     ATI is an irregular route, common and contract motor carrier specializing in truckload transportation of perishable consumer products, principally items requiring refrigeration, throughout the continental United States.

PURCHASE OF AG TRANSPORTATION SERVICE, INC. AND AG. CARRIERS, INC.

     On May 16, 1995 the Company purchased all of the outstanding common stock of AGC Transportation Service, Inc. and the net assets of AG. Carriers, Inc. (collectively, AG Carriers) in exchange for $11,250 consisting of $5,275 cash, $1,000 in the Company's common stock (115,075 shares) and two notes payable in the amount of $4,975. The Company also issued 5,000 shares to a certain individual as consideration for a finders fee in connection with the acquisition. In conjunction with the acquisition, the Company recorded cost in excess of net assets acquired of $6,237 to reflect the finalization of the purchase price allocation. The acquisition was accounted for as a purchase and accordingly, the 1995 consolidated statement of operations, includes the results of AG Carriers for the seven and a half month period from the date of it acquisition.

     In accordance with the original purchase agreement, the Company guaranteed the total value of the Company's common stock issued in the purchase. If during the period from May 16, 1997 through September 12, 1997, the closing price per share of the Company's common stock has not reached at least $8.69 per share, then on the 30th day following September 12, 1997, the Company shall issue sufficient additional shares of the Company's common stock such that all of the shares issued have a total value of $1,000. In the event the additional shares are required to be issued, management believes this will not have a material adverse impact on the financial position or operations of the Company.

     AG Carriers is a Florida-based carrier specializing in transporting temperature-controlled foodstuffs and juice concentrates.

     The following unaudited pro forma consolidated statements of operations are based on certain amounts derived from the audited consolidated financial statements of AG Carriers and the Company for the years ended December 31, 1995 and December 31, 1994, (the financial statements of the Company include the results of Polar Express Corporation, see "Merger With Polar Express Corporation" below), and assumes in each case, that the acquisition of the assets and liabilities of AG Carriers occurred on January 1, 1994. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the

                      AASCHE TRANSPORTATION SERVICES, INC.

acquisition taken place on January 1, 1994 or of future results of the consolidated operations of AG Carriers and the Company.

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1995          1994
                                                                   ----          ----
Net revenues................................................       $73,976       $50,325
Operating expenses..........................................        69,214        44,745
                                                                 ---------     ---------
Operating income............................................         4,762         5,580
Other (expenses) income:
  Interest expenses.........................................        (4,374)       (3,336)
  Amortization of debt issuance cost........................          (447)       (1,786)
  Interest income...........................................           184           186
                                                                 ---------     ---------
                                                                    (4,637)       (4,936)
                                                                 ---------     ---------
Income before income taxes and extraordinary item...........           125           644
Income tax provision........................................           799           258
                                                                 ---------     ---------
Income (loss) before extraordinary item.....................          (674)          386
Loss on extinguishment of debt..............................           261            --
                                                                 ---------     ---------
Net income (loss)...........................................        $ (935)      $   386
                                                                 =========     =========
Net income (loss) per common share:
  Income (loss) before extraordinary item...................       $ (0.17)      $  0.19
  Extraordinary loss........................................         (0.07)           --
                                                                 ---------     ---------
  Net income (loss).........................................       $ (0.24)      $  0.19
                                                                 =========     =========
Weighted average common and common equivalent shares
  outstanding...............................................     3,905,015     1,998,724
                                                                 ---------     ---------

MERGER WITH POLAR EXPRESS CORPORATION

     On December 22, 1995, the Company completed a merger, pursuant to which Polar Express Corporation ("Polar") became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, 1,401,355 shares of the Company's common stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. Approximately 5% of these shares were held in an escrow account to cover liability and litigation costs related to the litigation described in Note 13. In addition, the Company issued 1,006,905 warrants to purchase the Company's common stock in exchange for all the outstanding warrants of Polar. The transaction costs associated with the merger (consisting primarily of legal, accounting and advisory fees) resulted in a nonrecurring charge of $1,269 which was recorded in the fourth quarter of 1995, and is included as an operating expense. The merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been retroactively restated for all periods presented to include the results of operations, financial position and cash flows of the merged entities.

     In connection with the acquisition of Polar Express, Inc. ("PEI") by Polar in September 1994, Polar incurred a one-time, non-cash deferred debt issuance cost of $2,233 resulting from the issuance of 1,000,000 shares of Polar common stock to subordinated note holders, of which $1,786 was expensed in the fourth quarter of 1994 and $447 was expensed in the first quarter of 1995. In February 1995, Polar completed an initial public offering of 1,350,000 units, each consisting of one share of Polar common stock and one Polar common stock purchase warrant, and raised net proceeds of approximately $3,020.

     Polar is an Arkansas-based truckload carrier specializing in transporting temperature-controlled and time sensitive freight.

                      AASCHE TRANSPORTATION SERVICES, INC.

     Operating results for Aasche for the period from January 1, 1995 through December 21, 1995 and year ended December 31, 1994 and for Polar for the period from January 1, 1995 through December 21, 1995 and for the four months ended December 31, 1994, are as follows:

                                                                1995         1994
                                                                ----         ----
                                                             (UNAUDITED)
Net revenues
  Aasche.................................................      $40,303      $26,319
  Polar..................................................       26,046        7,715
                                                               -------      -------
Total....................................................      $66,349      $34,034
                                                               -------      -------
Net income (loss)
  Aasche.................................................      $   530      $   698
  Polar..................................................           60       (1,777)
                                                               -------      -------
Total....................................................      $   590      $(1,079)
                                                               -------      -------
Change in stockholders' equity
  Aasche.................................................      $    --      $    --
  Polar-common stock.....................................          (34)         (20)
  Polar-additional paid-in capital.......................           34           20
                                                               -------      -------
Total....................................................      $    --      $    --
                                                               -------      -------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, ATI, AG Carriers, Polar and Double A Development, Inc. ("Double A") (see Note 3). The consolidated financial statements reflect the acquisition of AG Carriers and the application of purchase accounting and the merger with Polar as more fully explained in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue is recognized when the freight leaves the terminal. Cost and related expenses are recorded when the related revenue is recognized. Management has concluded that the difference between the Company's method of recognizing revenue and a prescribed method did not result in a material difference in reported quarterly or annual net income and related per share amounts.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using both straight-line and accelerated methods over the estimated useful lives of the assets which range from two to thirty years. The carrying amounts of motor carrier equipment are reflected at net realizable value, as determined based on the estimated salvage values at the end of the estimated useful life of the related motor carrier equipment.

                      AASCHE TRANSPORTATION SERVICES, INC.

INCOME TAXES

     The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

HISTORICAL NET LOSS PER COMMON SHARE

     Historical net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding, except when such common equivalent shares are antidilutive.

PRO FORMA NET LOSS PER COMMON SHARE

     Pro forma net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding, assuming the reorganization discussed in Note 1 had occurred on January 1, 1994. The pro forma net loss per common share, computed assuming the reorganization and Offering discussed in Note 1 had occurred on January 1, 1994, is $(0.40) for the year ended December 31, 1994. The pro forma weighted average number of common and common equivalent shares outstanding, computed assuming the reorganization and Offering discussed in Note 1 had occurred on January 1, 1994, is 2,726,594 for the year ended December 31, 1994.

DEFERRED FINANCING COSTS

     Fees associated with the issuance of debt are amortized using the straight-line method over the life of the related debt.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired in connection with the acquisition of AG Carriers (Note 1) is amortized on a straight-line basis over 30 years. The excess of cost over net assets acquired resulting from the September 1994 acquisition of PEI by Polar ($1,833) is amortized on a straight line basis over 25 years. The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost over net assets acquired will be reduced by the estimated shortfall of cash flows.

STOCK-BASED COMPENSATION

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of accounting for stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                      AASCHE TRANSPORTATION SERVICES, INC.

OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions and instruments.

     Concentrations of credit risk with respect to trade receivables is limited to the large number of customers comprising the Company's customer base and their dispersion across many different geographic locations.

     For all periods presented, the Company had no significant concentrations of credit risk or financial instruments with off-balance sheet risk.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consists of the following:

                                                               1996        1995
                                                               ----        ----
Land.....................................................    $    548    $    548
Buildings................................................       1,982       1,683
Motor carrier equipment..................................      23,757      36,407
Motor carrier equipment under capital leases:
  Unrelated parties......................................      13,097      17,363
  Related parties........................................       3,160       3,365
Other equipment, furniture, and fixtures.................       1,357       1,274
                                                             --------    --------
                                                               43,901      60,640
Less: Accumulated depreciation and amortization..........     (14,349)    (12,360)
                                                             --------    --------
                                                             $ 29,552    $ 48,280
                                                             ========    ========

     In December 1996, the Company adjusted the estimated salvage values related to certain motor carrier equipment of Polar from 44% to 35% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This resulted in a writedown of equipment in the amount of $1,155, $716 after-tax ($0.18 net loss per common share) in 1996.

     In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which management believes will reduce future operating expenses. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The book values of the equipment totaling $6,329 have been removed from the balance sheet with the resulting loss of $1,043, $647 after-tax ($0.16 net loss per common share) in 1996.

                      AASCHE TRANSPORTATION SERVICES, INC.

     On February 11, 1997, the Company entered into a purchase agreement to sell 68 Polar tractors and 141 Polar trailers for $4,592. The transaction is expected to generate $1,373 in net cash proceeds to the Company with no significant earnings effect in 1997. The transaction is expected to be completed in March 1997.

     In September 1995, the Company formed Double A as a terminal management company, and subsequently acquired in 1995 a terminal and maintenance facility located in Atlanta Georgia, for an aggregate purchase price of $963, which was allocated to the land and building in the amount of $347 and $616 respectively. In January 1997, Double A borrowed $1,000 against the appraised value of approximately $1,500 of the facility. Monthly principal and interest payments of $9 commence in March 1997 and continue for twenty years. The loan bears interest at prime plus one percent adjusted every April, July, October and January, provided, that the applicable interest rate shall never be greater than 10% or less than 7%. The Company is subject to a debt service coverage ratio covenant and guarantees the obligation.

     On October 1, 1994, the Company changed the estimated salvage values used to compute depreciation and amortization for certain motor carrier equipment of ATI from 25% to 40% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $800 and reduced the net loss approximately $500, or $0.13 net loss per common share, in 1996 and 1995. This change reduced operating expenses approximately $200 and reduced the net loss approximately $120, or $0.06 pro forma net loss per common share, in the fourth quarter of 1994.

     The Company financed motor carrier equipment purchases with long-term notes payable of $8,043 and $7,790 during the years ended December 31, 1995 and 1994, respectively.

4. LINE OF CREDIT

     The Company maintains a revolving line of credit with a financial institution which provides for a maximum funding of $6,000 based on a percentage of eligible trade receivable. At December 31, 1996, the Company had borrowings of $5,242 outstanding, with a maximum remaining availability of $239. The line bears interest at the prime rate (8.25% at December 31, 1996) for the first $2,000 and the prime rate plus one half of one percent on the balance above $2,000. The line is renewable on April 30, 1997. The Company is subject to certain restrictive covenants related to the line of credit, which include maintaining a specified debt service coverage ratio, debt to equity ratio, a specified tangible net worth and a restriction on the payment of dividends and stock redemptions.

5. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                              1996      1995
                                                              ----      ----
6.40% to 11.04% notes payable to unrelated parties due, in
  various monthly installments through the year 2001.......  $10,689   $22,578
8.00% note payable to a related party, due in quarterly
  installments of $249 through May 16, 2000................    3,540     4,478
                                                             -------   -------
Total long-term debt.......................................   14,229    27,056
Less; current maturities...................................   (5,917)   (8,103)
                                                             -------   -------
Long-term debt, less current maturities....................  $ 8,312   $18,953
                                                             =======   =======

     On December 29, 1995, the Company fully extinguished certain secured obligations of Polar totaling $4,937, and refinanced such debt with another lender, substantially lowering its overall interest rate. As a result of the early retirement, the Company accelerated amortization of unamortized debt issuance costs and

                      AASCHE TRANSPORTATION SERVICES, INC.

incurred prepayment penalties totaling approximately $395, which has been presented as an extraordinary item in the consolidated statement of operations, with associated tax benefits of $134.

     Notes payable to unrelated parties are secured by the related motor carrier equipment.

     The note payable to a related party resulted from the acquisition of AG Carriers (Note 1) and is unsecured.

     The principal maturities of long-term debt as of December 31, 1996, are as follows:

1997.......................................................  $ 5,917
1998.......................................................    4,438
1999.......................................................    2,891
2000.......................................................      894
2001.......................................................       89
                                                             -------
                                                             $14,229
                                                             =======

6. COMMITMENTS

     At December 31, 1996 the Company was obligated for future rentals under capital and operating leases, as follows:

                                                   CAPITAL       CAPITAL
                                                 LEASES WITH   LEASES WITH
                                                  UNRELATED      RELATED     OPERATING
                                                   PARTIES       PARTIES      LEASES
                                                 -----------   -----------   ---------
1997...........................................    $ 3,186       $1,420       $ 3,620
1998...........................................      3,213          347         3,591
1999...........................................      2,542           --         3,321
2000...........................................        866           --         2,642
2001...........................................         --           --           344
                                                   -------       ------       -------
                                                     9,807        1,767       $13,518
                                                                              =======
Amounts representing interest..................     (1,048)        (137)
                                                   -------       ------
Present value of minimum lease payments,
  including current portion of $2,596 and
  $1,303 respectively..........................    $ 8,759       $1,630
                                                   =======       ======

     The Company incurred capital lease obligations with unrelated parties of $5,864 and $3,857 for the years ended December 31, 1995 and 1994, respectively. The Company incurred capital lease obligations with related parties of $602 and $599 for the years ended December 31, 1995 and 1994, respectively.

     Rent expense under operating leases amounted to $1,687, $617 and $242 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The capital leases with unrelated parties contain purchase options under which the Company is required to purchase the equipment for a defined residual amount, ranging from 20% to 40%, at the end of the lease term.

     The Company leases its Polar corporate office and shop facilities from the former owner of PEI (Note 1) pursuant to a ten year net lease which expires in 2004, with an option to renew for an additional five years. The base rental is $123 per year. Polar has a right of first refusal with respect to any offer to purchase such premises during the term of the lease.

                      AASCHE TRANSPORTATION SERVICES, INC.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company evaluates the carrying amounts of significant classes of financial instruments on the consolidated balances for disclosure of fair values for which it is practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the Company's outstanding debt and capital leases is estimated based on similar issues or on the current rates offered to the Company for debt and capital leases of the same remaining maturities and the carrying value is a reasonable estimate of its fair market value.

8. STOCKHOLDERS' EQUITY

STOCK OPTION AGREEMENTS

     On September 23, 1994, the Company entered into five-year employment and stock option agreements with certain stockholders/officers of the Company under which the stockholders/officers will be granted stock options to acquire up to 78,000 shares of common stock of the Company at exercise prices ranging from $8.75 per share to $9.50 per share during the period from January 1, 1995 to January 1, 1998, as defined in the agreement. The options shall expire upon the first to occur: seven years after the date of grant of such options; or, the date as of which the stockholder/officer shall cease, for any reason, to be an officer of the Company. At December 31, 1996 and 1995, options to purchase 33,000 and 15,000 shares respectively, have been granted, at exercise prices ranging from $8.75 per share to $9.00 per share, under the employment and stock option agreements, of which none have been exercised.

     On September 23, 1994, the Company adopted an incentive stock option plan (Incentive Plan) for certain key employees of the Company. Under the Incentive Plan, the Company may grant options to purchase up to 50,000 shares of the Company's common stock to certain key employees. On July 26, 1995, the stockholders approved an amendment to the Incentive Plan increasing the number of shares available for grant to 150,000. The exercise price of each option must be at least equal to the fair market value of the common stock on the date the stock option is granted. These options will vest 18 months following the date of grant, provided the optionee remains an employee of the Company. The maximum term of options granted under the Incentive Plan generally is ten years. No options were exercised in 1996, 1995 or 1994. The weighted-average

                      AASCHE TRANSPORTATION SERVICES, INC.

fair value of options granted during 1996 and 1995 is $1.74 and $3.21, respectively. At December 31, 1996, the weighted-average remaining contractual life of the options is 8.77 years.

                                                              OPTIONS OUTSTANDING
                                    OPTIONS       --------------------------------------------
                                 AVAILABLE FOR                 EXERCISE       WEIGHTED-AVERAGE
                                     GRANT        SHARES      PRICE RANGE      EXERCISE PRICE
                                 -------------    ------      -----------     ----------------
Balance December 31, 1993
  Initial shares reserved....        50,000            --
  Options granted............       (29,600)       29,600            $7.00         $7.00
  Options canceled...........         1,200        (1,200)           $7.00         $7.00
                                    -------       -------
Balance December 31, 1994....        21,600        28,400            $7.00         $7.00
  Options granted............       (41,717)       41,717    $6.12 - $8.81         $8.60
  Options canceled...........         2,950        (2,950)           $7.00         $7.00
  Increase in shares
     reserved................       100,000            --
                                    -------       -------
Balance December 31, 1995....        82,833        67,167    $6.12 - $8.81         $7.99
                                    -------       -------
  Options granted............       (45,000)       45,000    $3.75 - $4.63         $4.10
  Options canceled...........        50,167       (50,167)   $4.63 - $7.00         $6.55
                                    -------       -------
Balance December 31, 1996....        88,000        62,000    $3.75 - $8.81         $6.34
                                    =======       =======

     On September 23, 1994, the Company adopted a stock option plan (Non-Employee Directors and Advisors Plan) for the benefit of directors and advisors who are not employees of the Company. Under the Non-Employee Directors and Advisors Plan, the Company may grant options to purchase 50,000 shares of the Company's common stock. Each eligible director and advisor at the adjournment of each annual meeting held was automatically granted options to purchase 5,000 shares of the Company's common stock at an exercise price per share equal to 125% of the closing price of the common stock on the date of the grant. In May 1996, the plan was amended whereby options granted under the plan are granted at an exercise price per share equal to the closing price of the common stock on the date of grant. An option may be exercised at any time within 10 years from the date of grant. At December 31, 1996 and 1995, options to purchase 40,000 and 25,000 shares, respectively have been granted at prices ranging from $3.75 to $10.94, of which none have been exercised. As of December 31, 1994, no options were granted or exercised under the plan.

     On May 1, 1995, the Company entered into a five-year employment and stock option agreement, under which its former chief financial officer may acquire up to 100,000 shares of common stock of the Company at exercise prices equal to the closing price of the common stock at each vesting date. Such options vested 20,000 per year beginning May 1, 1995. In May 1996, his employment was terminated. At the time of his termination, 40,000 options had vested. In August 1996, these options were exercised at a price per share of $3.89.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued options to purchase 150,015 shares of the Company's common stock in exchange for 365,000 options to purchase Polar stock, which were originally granted on February 8, 1995. Such options are exercisable at $7.66 per share. Of these options, 102,750 vested at 33 1/3% per year commencing one year from the date of grant, and the balance of 47,265 vest at 25% per year commencing one year from the date of grant. During 1996, the 102,750 options that vested at 33 1/3% per year were canceled in connection with a separation agreement and 32,880 of the 47,265 options that vest at 25% per year were canceled. As of December 31, 1996, 14,385 options remain outstanding, of which 3,596 have vested and none have been exercised.

     On December 22, 1995, pursuant to the Polar merger agreement, options to purchase 100,000 shares of the Company's common stock were granted to Polar's former chief financial officer, under the 1995 Incentive Stock Option Plan (the "1995 ISO Plan"). The exercise price of these options was $6.12 per share, and such

                      AASCHE TRANSPORTATION SERVICES, INC.

options vested in cumulative annual increments of 25,000 shares commencing June 30, 1996. During 1996, his employment was terminated and these options were canceled. In accordance with a separation agreement between the employee and the Company, options to purchase 60,000 shares of the Company's common stock at an exercise price per share of $4.88 were granted, of which none have been exercised. These options expire on August 25, 1999.

     In accordance with a separation agreement entered into between a former consultant of the Company and the Company in July 1996, options to purchase 50,000 shares of the Company's common stock at an exercise price per share of $4.06 were granted, of which none have been exercised. These options expire on March 31, 1998.

     On May 15, 1996, the Company entered into a five-year employment and stock option agreement, under which its current chief financial officer may acquire up to 200,000 shares of common stock of the Company at an exercise price per share of $3.75. On May 15, 1996, 100,000 options vested and the remainder vest in annual increments of 20,000 shares per year commencing May 15, 1997. The options shall expire on the earlier of: ten years after the date of grant of such options; or, a date up to six months, as defined in the agreement, subsequent to which the chief financial officer shall cease, for any reason, to be an employee of the Company.

     In June 1996, the Company merged all of its stock option plans, with the exception of the two plans in accordance with the separation agreements described above, into one all inclusive plan, the Aasche Transportation Services, Inc. Stock Option Plan. All matters relating to eligibility for options and the number of options to which such individuals may be entitled based upon events occurring prior to the adoption of this plan will be determined in accordance with the applicable provisions of the prior plans.

     The weighted-average fair value of all options granted during 1996 and 1995, excluding those options granted under the Incentive Plan, was $1.94 and $4.56 respectively. At December 31, 1996, the weighted-average remaining contractual life of all options, excluding those options granted under the Incentive Plan, is 8.69 years.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.34% and 6.75%; volatility factors of the expected market price of the Company's common stock of 55.1% and 45.5%; and a weighted-average expected life of the option of 3.5 years; and no dividend yield.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Statement 123 is applicable only to options granted subsequent to December 31,

                      AASCHE TRANSPORTATION SERVICES, INC.

1994, therefore, its pro forma effect, are only presented for 1996 and 1995. The Company's pro forma information follows:

                                                       1996       1995
                                                       ----       ----
Net loss..........................................    $(3,010)   $(1,505)
Net loss per common share.........................      (0.77)     (0.39)

EMPLOYEE STOCK OWNERSHIP PLAN

     In October 1994, the Company amended and restated the 401(k) Plan to include as a part of the 401(k) Plan an Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees of the Company (see Note 11). Company matching contributions and any dividends received may be used by the ESOP to purchase common stock for the account of the participants. The Company may also make discretionary contributions to the ESOP for the purchase of common stock. In December 1994, the ESOP borrowed $621 from a bank to purchase 75,000 shares of common stock from the stockholders. These shares are held in escrow and are released by the tender to participants' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP, which bears interest at prime, is guaranteed by the Company and is considered unearned employee benefit expense. The Company's guarantee of the ESOP loan has been recorded as a reduction of stockholders' equity in the accompanying balance sheet at December 31, 1996 and 1995. The Company made no contributions to the ESOP in 1996, 1995 or 1994.

     In December 1994, the Company implemented an Employee Stock Purchase Plan
(ESPP) for the benefit of all eligible employees of the Company. Participants of the ESSP may contribute "after-tax" compensation through payroll deductions. The Company was required to provide a 25% matching contribution. In April 1996, the plan was amended to eliminate the Company matching contribution. The contributions are used to purchase common stock of the Company from either the ESOP or the open market. The Company made matching contributions to the ESPP of $6 and $25 in 1996 and 1995, respectively.

WARRANTS

     On September 23, 1994, the Company issued to the underwriter of the Offering, for nominal consideration, warrants to purchase up to 100,000 shares of common stock of the Company. All such warrants will be exercisable during the four-year period commencing on September 23, 1995 at an exercise price of 125% of the initial public offering price. At December 31, 1996, all warrants remained outstanding.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 41,100 Series A warrants to purchase the Company's common stock, in exchange for all outstanding Series A warrants of Polar. The warrants are exercisable at $2.43 per share through February 8, 2000. At December 31, 1996, all such warrants were outstanding. In January 1997, all 41,100 Series A Warrants were exercised.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 965,805 Series B warrants to purchase the Company's common stock, in exchange for all outstanding Series B warrants of Polar. At December 31, 1996, all such warrants remain outstanding. The warrants are exercisable at $7.91 per share through February 8, 2000, and are redeemable by the Company for approximately $.02 if the closing price of the Company's common stock exceeds $11.86 for any 20 consecutive trading days commencing February 9, 1996.

                      AASCHE TRANSPORTATION SERVICES, INC.

9. INCOME TAXES

     Details of the benefit (provision) for income taxes are as follows:

                                                          YEARS ENDED DECEMBER 31
                                                         -------------------------
                                                          1996      1995     1994
                                                          ----      ----     ----
Current:
  Federal..............................................   $   --    $  --    $ (73)
  State................................................       --       --       (2)
                                                          ------    -----    -----
Total current..........................................       --       --      (75)
Deferred:
  Federal..............................................    1,156     (466)    (350)
  State................................................      165      (72)     (40)
                                                          ------    -----    -----
Total deferred.........................................    1,321     (538)    (390)
                                                          ------    -----    -----
Income tax provision before extraordinary item.........    1,321     (538)    (465)
Tax benefit of extraordinary item......................       --      134       --
                                                          ------    -----    -----
                                                          $1,321    $(404)   $(465)
                                                          ======    =====    =====

     The benefit (provision) for income taxes differs from the amounts computed by applying the statutory federal income tax rates to income before income taxes due primarily to:

                                                          YEARS ENDED DECEMBER 31
                                                         -------------------------
                                                          1996      1995     1994
                                                          ----      ----     ----
Income tax at statutory federal rate...................   $1,340    $ 268    $ 209
Effect of:
  Amortization of debt issuance cost (Note 1)..........       --     (152)    (607)
  Tax loss on note exchange (Note 1)...................       --      169       --
  Nondeductible merger consummation costs..............       --     (431)      --
  State income taxes, net of federal benefit...........      192      (48)     (31)
  Other, net...........................................     (211)    (210)     (36)
                                                          ------    -----    -----
                                                          $1,321    $(404)   $(465)
                                                          ======    =====    =====

     At December 31, 1996, the Company has approximately $356 of alternative minimum tax credits available that can be carried forward indefinitely to offset future income taxes. The Company also has unused net operating loss carryforwards of approximately $6,900 which expire between 2004 and 2010. As a result of Polar's purchase of PEI, Polar's subsequent initial public offering, and the Merger (Note 1), utilization of certain net operating loss carryforwards are subject to annual limitations.

                      AASCHE TRANSPORTATION SERVICES, INC.

     Temporary differences which result in deferred tax assets (liabilities) are as follows:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1996       1995
                                                                ----       ----
Deferred tax assets:
  Allowance for doubtful accounts and driver advances......    $    27    $    32
  Accrued expenses.........................................         13        138
  Net operating loss carryforwards.........................      2,666      3,050
  Alternative minimum tax credits..........................        356        356
                                                               -------    -------
                                                                 3,062      3,576
Deferred tax liabilities:
  Basis of intangible assets...............................       (164)       (69)
  Basis of revenue equipment...............................     (3,171)    (5,015)
  Basis of capitalized leases..............................       (313)      (156)
  Revenue taxed on in transit shipments....................        (15)      (104)
  Other....................................................        (29)      (183)
                                                               -------    -------
                                                                (3,692)    (5,527)
                                                               -------    -------
Net deferred tax liability.................................    $  (630)   $(1,951)
                                                               =======    =======

10. RELATED PARTY TRANSACTIONS

     The Company currently leases certain of its revenue equipment from related parties. Effective January 1, 1995, the Company and the related parties amended all lease agreements, whereby, lease payments from the Company and the related parties are fixed equal payments. Previously, the lease payments were based upon usage by the Company. The effect of this change in 1996 and 1995 is not quantifiable. Effective July 1, 1995, the leases were renegotiated by lowering imputed interest to a fixed 12% rate and adjusting the residual balance to more closely approximate the fair market value of the trailers at the end of the expected life of each lease. These leases are accounted for as capital leases. This change reduced interest expense by approximately $260 and decreased net loss by approximately $160 ($0.04 net loss per common share) in 1996. This change reduced interest expense by $130 and decreased net loss by approximately $80 ($0.02 net loss per common share) in 1995. Payments to related parties on capital lease obligations in 1996, 1995 and 1994 were $774, $1,016 and $1,911, respectively.

     In connection with the Polar acquisition of PEI in September 1994, Polar paid to another company managed by a former director of the Company a fee of $110 plus certain legal fees and expenses. In addition, in connection with the Polar merger, $150 was paid in 1995 as an investment banking fee to this same company managed by this former director.

     In connection with the acquisition of AG Carriers, the Company paid a director $252 for services. In addition, as a result of the merger with Polar, the same director of the Company was paid a consulting fee totaling $55.

                      AASCHE TRANSPORTATION SERVICES, INC.

11. EMPLOYEE BENEFIT PLAN

     Each of the Company's subsidiaries has its own profit-sharing and 401(k) plans covering substantially all full-time employees after one year of service. The table below illustrates the key elements of each plan.

                                          ASCHE TRANSFER       POLAR       AG CARRIERS
                                          --------------       -----       -----------
Matching contribution...................        50%        Discretionary        50%
Participant's maximum contribution
  eligible for matching.................         6%             N/A              3%
Discretionary company contributions
  allowed...............................       Yes              Yes            Yes
Company contribution 1996...............       $79              $--            $18
Company contribution 1995...............       $62              $30            $ 8
Company contribution 1994...............       $52              $--            N/A

12. MAJOR CUSTOMERS

     For the year ended December 31, 1995, one customer accounted for 12% of the net revenues of the Company and the related customer's outstanding balance represented 12% of net trade receivables as of December 31, 1995. For the year ended December 31, 1994, two customers accounted for 14% and 13%, respectively, of net revenues of the Company.

13. LITIGATION SETTLEMENT

     In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of PEI for $150, or $0.02 net loss per common share. This amount does not include the Company's legal costs incurred related to its defense of this matter, which had been expensed as incurred and had not been included in the settlement amount.

     In conjunction with the Polar merger, 5% of the Company's common stock issued in the merger (69,941 shares) were held in an escrow account pending final determination of the litigation. Upon reaching a final settlement, 34,030 of the common shares held in the escrow account were retired by the Company.

14. RESTRUCTURING

     The Company recorded a non-recurring one-time restructuring charge of $490, or $0.08 net loss per common share, in June 1996 related to severance payments to approximately 30 terminated employees of Polar.

                      AASCHE TRANSPORTATION SERVICES, INC.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                               THREE MONTHS ENDED
                                            --------------------------------------------------------
                                            MARCH 31(1)   JUNE 30(2)   SEPTEMBER 30   DECEMBER 31(3)
                                            -----------   ----------   ------------   --------------
1996
Net revenues..............................    $19,038      $20,051       $19,881         $18,395
Operating income (loss)...................        972          848         1,013         (3,446)
Net income (loss).........................         71          (45)          135         (2,780)
Historical net income (loss) per common
  share...................................    $  0.02      $ (0.01)      $  0.03         $(0.70)

                                                               THREE MONTHS ENDED
                                               --------------------------------------------------
                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31(4)
                                               --------   -------   ------------   --------------
1995
Net revenues.................................  $13,340    $17,000     $18,641         $18,767
Operating income (loss)......................      915      1,624       1,768(5)         (445)(5)
Income (loss) before extraordinary item......     (230)       479         510         (1,824)
Net income (loss)............................     (230)       479         510         (2,085)
Historical net income (loss) per common
  share:
  Before extraordinary item..................  $ (0.06)   $  0.12     $  0.13         $(0.46)
  Extraordinary item.........................       --         --          --          (0.07)
                                               -------    -------     -------         -------
  Net income (loss)..........................  $ (0.06)   $  0.12     $  0.13         $(0.53)
                                               =======    =======     =======         =======

-------------------------
(1) Includes the effects of the litigation settlement (See Note 13).

(2) Includes the effects of the restructuring charge (See Note 14).

(3) Includes the effects of the sale leaseback transaction and the write-down of equipment to net realizable value (see Note 3).

(4) Includes the effects of nonrecurring acquisition and debt extinguishment charges (See Note 1).

(5) Includes the effects of the change in interest rate and residual values effective July 1, 1995 (See Note 10).

                               INDEX TO EXHIBITS

    EXHIBIT NUMBER                              DESCRIPTION                             PAGE
    --------------                              -----------                             ----
         2.1            Agreement and Plan of Merger among Registrant, Asche Newco,
                        Inc. and Polar Express Corporation, dated July 12, 1995(1)
         2.2            Amendment No. 1 to Agreement and Plan of Merger among
                        Registrant, Asche Newco, Inc. and Polar Express Corporation,
                        dated November 10, 1995(1)
         3.1            Certificate of Incorporation of Registrant(2)
         3.1 (a)        Amendment to Certificate of Incorporation of Registrant(2)
         3.2            By-laws of Registrant(2)
         4.1            Specimen Common Stock Certificate(2)
        10.1            Employment and Stock Option Agreement between Registrant and
                        Kevin M. Clark dated September 23, 1994(2)
        10.2            Employment and Stock Option Agreement between Registrant and
                        Larry L. Asche dated September 23, 1994(2)
        10.3            Employment and Stock Option Agreement between Registrant and
                        Diane L. Asche dated September 23, 1994(2)
        10.4            Asche Transfer, Inc. Retirement and Savings Plan(2)
        10.5            Key Employee Incentive Stock Option Plan as adopted on
                        September 23, 1994(3)
        10.6            Non-Employee Directors and Advisors Plan as adopted on
                        September 23, 1994(4)
        10.7            Second Amendment to Key Employee Incentive Stock Option Plan
                        effective as of July 26, 1995(5)
        10.8            Non-Employee Directors and Advisors Plan as adopted on
                        September 23, 1994(3)
        10.9            First Amendment to Non-Employee Directors and Advisors Plan
                        effective as of April 12, 1995(4)
        10.10           Restated Aasche Transportation Services, Inc. Employees'
                        Stock Ownership Trust as adopted on September 22, 1994(3)
        10.11           Amended and Restated Aasche Transportation Services, Inc.
                        Employees' Stock Ownership Plan as adopted on September 22,
                        1994(3)
        10.12           First Amendment to the Amended and Restated Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Plan as adopted on October 24, 1994(3)
        10.13           Second Amendment to the Amended and Restated Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Plan as adopted on November 15, 1994(3)
        10.14           Third Amendment to the Amended and Restated Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Plan as restated effective as of September 22, 1994, dated as of August 10, 1995(9)
        10.15           The Aasche Transportation Services, Inc. Employee Stock
                        Purchase Plan(6)
        10.16           Second Amendment to Aasche Transportation Services, Inc.
                        Employee Stock Purchase Plan effective as of May 1, 1996(9)
        10.17           First Amendment to Aasche Transportation Services, Inc.
                        Employee Stock Purchase Plan effective as of January 1,
                        1995(6)

    EXHIBIT NUMBER                              DESCRIPTION                             PAGE
    --------------                              -----------                             ----
        10.18           Stock Purchase and Sale Agreement between Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Trust and Larry L. Asche dated October 21, 1994(6)
        10.19           Stock Purchase and Sale Agreement between Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Trust and Diane L. Asche dated October 21, 1994(6)
        10.20           Stock Purchase and Sale Agreement between Aasche
                        Transportation Services, Inc. Employees' Stock Ownership
                        Trust and Kevin M. Clark dated October 21, 1994(6)
        10.21           Lease Agreement between Asche Transfer, Inc. and K&D Leasing dated December 14, 1992(2)
        10.22           Lease Agreement between Asche Transfer, Inc. and Daniel
                        Asche dated December 14, 1992(2)
        10.23           Lease Agreement between Asche Transfer, Inc. and Michele
                        Asche dated December 14, 1992(2)
        10.24           Lease Agreement between Asche Transfer, Inc. and Angela
                        Asche dated December 14, 1992(2)
        10.25           Lease Agreement between Asche Transfer, Inc. and L&D Leasing dated December 14, 1992(2)
        10.26           Lease Agreement between Asche Transfer, Inc. and
                        Asche-Nielsen dated December 14, 1992(2)
        10.27           Insurance Policy with Golden Rule Insurance Company covering the lives of Kevin M. Clark, Larry L. Asche and Diane L.
                        Asche(6)
        10.28           Amendment No. 1 dated as of January 1, 1995 to Lease
                        Agreements dated December 14, 1992 between Asche Transfer,
                        Inc. and K&D Leasing, L&D Leasing, Asche-Nielsen, Daniel
                        Asche, Michele Asche and Angela Asche, respectively(6)
        10.29           Amendment No. 2 dated as of July 1, 1995 to Lease Agreements dated December 14, 1992 between Asche Transfer, Inc. and K&D
                        Leasing, L&D Leasing, Asche-Nielsen, Daniel Asche, Michele
                        Asche and Angela Asche, respectively(4)
        10.30           Agreement for Purchase and Sale of Assets among Registrant,
                        AG. Carriers and Richard S. Baugh dated April 20, 1995(7)
        10.31           Amendment No. 1 to Agreement for Purchase and Sale of Assets
                        among Registrant, AG. Carriers and Richard S. Baugh dated
                        May 16, 1995(7)
        10.32           Revolving Loan and Security Agreement between Registrant,
                        Asche Transfer, Inc., Florasche, Inc. (now AG Carriers,
                        Inc.) and LaSalle National Bank dated May 15, 1995(8)
        10.33           First Amendment to Revolving Loan and Security Agreement
                        between Registrant, Asche Transfer, Inc., Florasche, Inc.
                        (now AG Carriers, Inc.) and LaSalle National Bank dated June
                        22, 1995(9)
        10.34           Second Amendment to Revolving Loan and Security Agreement
                        between Registrant, Asche Transfer, Inc., Florasche, Inc.
                        (now AG Carriers, Inc.) and LaSalle National Bank dated
                        December 29, 1995(9)
        10.35           Loan and Security Agreement between Aasche Transportation
                        Services, Inc. Employees' Stock Ownership Trust and LaSalle
                        National Bank dated June 27, 1995(8)

    EXHIBIT NUMBER                              DESCRIPTION                             PAGE
    --------------                              -----------                             ----
        10.36           Form of the Aasche Transportation Services, Inc. 1995
                        Incentive Stock Option Plan(1)
        10.37           Secured Credit Agreement between Polar Express, Inc. and
                        LaSalle National Bank dated December 29, 1995(9)
        10.38           Employment and Stock Option Agreement between Registrant and
                        Leon M. Monachos dated May 15, 1996
        10.39           Aasche Transportation Services, Inc. Stock Option Plan dated
                        June 1, 1996(10)
        10.40           Amended Employment and Stock Option Agreement between
                        Registrant, Polar Express Corporation and Trey Trumbo dated
                        July 22, 1996(11)
        10.41           Separation Agreement between Registrant, Polar Express
                        Corporation and Orin S. Neiman dated July 26, 1996(11)
        10.42           Employment and Stock Option Agreement between Registrant and
                        Daniel Wright dated November 4, 1996
        21.1            List of the Subsidiaries of Registrant(1)
        23.1            Consent of Ernst & Young LLP
        23.2            Consent of Baird Kurtz & Dobson (Polar Express Corporation)
        27.1            Financial Data Schedule

-------------------------
 (1) Incorporated by reference from Registrant's Registration Statement on Form S-4 effective November 28, 1995 (File No. 33-99264).
 (2) Incorporated by reference from Registrant's Registration Statement on Form SB-2 effective September 23, 1995 (File No. 33-81942c).
 (3) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on December 21, 1994 (File No. 33-87826).
 (4) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended March 30, 1995 (File No. 0-24576).
 (5) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended September 30, 1995 (File No. 0-24576).
 (6) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended December 31, 1994 (File No. 0-24576).
 (7) Incorporated by reference from Registrant's Current Report on Form 8-K dated May 16, 1995, filed May 31, 1995 (File No. 0-24576).
 (8) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended June 30, 1995 (File No. 0-24576).
 (9) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-24576).
(10) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on June 21, 1996 (File No. 333-06569).
(11) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on January 9, 1997 (File No. 333-19475).