Form 10-Q
period 1997-03-31
AASCHE TRANSPORTATION SERVICES INC
filed 1997-05-13
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      --------------

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER  0-24576
                                                -------

                      AASCHE TRANSPORTATION SERVICES, INC.
  -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        36-3964954
-------------------------------                        --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                        10214 NORTH MOUNT VERNON ROAD
                           SHANNON, ILLINOIS  61078
                   (Address of Principal Executive Offices)

                                 815-864-2421
             (Registrant's telephone number, including area code)

                                      N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 3,994,177 SHARES OF PAR VALUE $.0001 COMMON STOCK

                   PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AASCHE TRANSPORTATION SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (Unaudited)

                                                                                            March 31,        December 31,
                                                                                               1997              1996
                                                                                               ----              ----
ASSETS
  Current assets:
    Trade receivables, less allowance for doubtful accounts of $71                        $        5,618      $      6,682
    Prepaid expenses and other current assets                                                      3,107             2,033
                                                                                          --------------    --------------

        Total current assets                                                                       8,725             8,715

  Property and equipment, at cost                                                                 37,260            43,901
      Less accumulated depreciation and amortization                                             (12,933)          (14,349)
                                                                                          --------------    --------------
          Net property and equipment                                                              24,327            29,552
                                                                                          --------------    --------------
  Excess of cost over net assets acquired, less accumulated
     amortization of $528 and $448                                                                 7,542             7,622
  Deferred income taxes                                                                            3,022             3,022
  Other assets                                                                                       403               415

                   TOTAL ASSETS                                                           $       44,019    $       49,326
                                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                                        $          193    $          349
    Accounts payable                                                                               1,217             2,299
    Accrued liabilities                                                                            2,164             2,366
    Guaranteed obligation of Employee Stock Ownership Plan                                           244               244
    Line of credit                                                                                 4,892             5,242
    Current maturities of long-term debt with unrelated parties                                    3,553             4,922
    Current maturities of long-term debt with related party                                          995               995
    Current maturities of capital lease obligations with unrelated parties                         2,390             2,596
    Current maturities of capital lease obligations with related parties                           1,434             1,303
                                                                                          --------------    --------------

      Total current liabilities                                                                   17,082            20,316

  Long-term debt with unrelated parties, less current maturities                                   5,285             5,767
  Long-term debt with related party, less current maturities                                       2,225             2,545
  Capital lease obligations with unrelated parties, less current maturities                        5,046             6,163
  Capital lease obligations with related parties, less current maturities                              9               327
  Deferred income taxes                                                                            3,677             3,677
                                                                                          --------------    --------------

                   Total liabilities                                                              33,324            38,795

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized, 3,994,177 and
      3,953,077 shares issued and outstanding                                                         -                 -
   Additional paid-in capital                                                                     14,698            14,598
   Guarantee of Employee Stock Ownership Plan obligation                                            (244)             (244)
   Accumulated deficit                                                                            (3,759)           (3,823)
                                                                                          --------------    --------------
                   Total stockholders' equity                                                     10,695            10,531
                                                                                          --------------    --------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                                 $       44,019    $       49,326
                                                                                          ==============    ==============




The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share and share data)
                                 (Unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                         ---------------------------
                                                             1997           1996
                                                         -------------  ------------
NET REVENUES                                                   $17,313       $19,038
OPERATING EXPENSES:
 Salaries, wages and benefits                                    6,145         6,407
 Fuel                                                            3,099         3,089
 Purchased transportation                                        2,825         2,899
 Supplies and maintenance                                        1,487         1,700
 Depreciation and amortization                                   1,395         2,191
 Taxes and licenses                                                462           491
 Insurance                                                         511           654
 Communications and utilities                                      222           202
 (Gain) loss on disposition of equipment                           (37)           30
 Litigation settlement                                               -           150
 Other                                                             518           253
                                                            ----------    ----------
     Total operating expenses                                   16,627        18,066
                                                            ----------    ----------
OPERATING INCOME                                                   686           972
OTHER (EXPENSES) INCOME:
 Interest expense                                                 (588)         (964)
 Other                                                               5            23
                                                            ----------    ----------
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT                       103            31
INCOME TAX (PROVISION) BENEFIT                                     (39)           40
                                                            ----------    ----------
NET INCOME                                                  $       64    $       71
                                                            ==========    ==========
NET INCOME PER COMMON SHARE                                 $     0.02    $     0.02
                                                            ==========    ==========
Weighted average common and
 common equivalent shares outstanding                        4,096,080     3,966,593
                                                            ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)
                                 (Unaudited)


                                                                                      Guarantee
                                          Common Stock                               of Employee
                                     -----------------------                            Stock
                                        $.0001 Par Value           Additional         Ownership         Total
                                     -----------------------        Paid-In             Plan         Accumulated       Stockholders'
                                     Shares           Amount        Capital          Obligation        Deficit             Equity
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1996            3,953,077     $   -          $14,598           $(244)          $(3,823)           $10,531
Exercise of Series A warrants              41,100         -              100               -                 -                100
Net income                                      -         -                -               -                64                 64
                                     ----------------------------------------------------------------------------------------------
Balance at March 31, 1997               3,994,177     $   -          $14,698           $(244)          $(3,759)           $10,695
                                     ==============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                     -----------------------------------------
                                                                          1997                      1996
                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                               $       64               $       71
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                                                 1,395                    2,191
 (Gain) loss on disposition of equipment                                         (37)                      30
 Deferred income taxes                                                             -                      (21)
 Changes in other current operating items:
  Trade receivables                                                            1,065                     (472)
  Prepaid expenses and other assets                                           (1,074)                    (475)
  Accounts payable                                                            (1,082)                     326
  Accrued liabilities                                                           (204)                    (263)
                                                                          ----------               ----------
   Net cash provided by operating activities                                     127                    1,387
                                                                          ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions:
  Revenue equipment                                                             (600)                       -
  Building, office equipment and other                                           (48)                     (46)
 Proceeds from the sale of equipment                                           4,608                      726
                                                                          ----------               ----------
  Net cash provided by investing activities                                    3,960                      680
                                                                          ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings on line of credit                                  (350)                   1,047
 Principal payments on long-term debt with unrelated parties                  (1,922)                  (1,675)
 Principal payments on long-term debt with related party                        (249)                    (249)
 Principal payments on capital leases with unrelated parties                  (1,323)                  (1,048)
 Principal payments on capial leases with related parties                       (187)                    (209)
 Proceeds from exercise of Series A warrants                                     100                        -
                                                                          ----------               ----------
  Net cash used in financing activities                                       (3,931)                  (2,134)
                                                                          ----------               ----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS (CASH OVERDRAFT)                                                156                      (67)

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
 Beginning of period                                                            (349)                     503
                                                                          ----------               ----------
 End of period                                                            $     (193)              $      436
                                                                          ==========               ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
 Interest paid                                                            $      588               $      907
                                                                          ==========               ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                (in thousands, except per share and share data)
                                  (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1996, 1995, and 1994, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

NOTE 3 - MERGER WITH POLAR EXPRESS CORPORATION

On December 22, 1995, the Company completed a merger, pursuant to which Polar Express Corporation ("Polar") became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, 1,401,355 shares of the Company's common stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. Approximately 5% of these shares were held in an escrow account to cover liability and litigation costs related to the litigation described in Note 6. In addition, the Company issued 1,006,905 warrants to purchase the Company's common stock in exchange for all the outstanding warrants of Polar. In January 1997, 41,100 of these warrants were exercised. The merger was accounted for as a pooling of interests.

Polar is an Arkansas-based truckload carrier specializing in transporting temperature-controlled and time-sensitive freight.

In April 1997, Polar was merged into Asche Transfer, Inc., a wholly-owned subsidiary of the Company, and renamed Asche Transfer Inc.'s Southwest Division. The merger will be accounted for similar to a pooling of interests.

NOTE 4 - PROPERTY AND EQUIPMENT

In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which reduced expenses $171 or $0.03 net income per common share in the first quarter of 1997. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

In February 1997, the Company entered into a purchase agreement to sell 68 Polar tractors and 141 Polar trailers for $4,592. The transaction generated $1,373 in net cash proceeds to the Company with no significant earnings effect in 1997. The transaction was completed in March 1997.

NOTE 5 - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

NOTE 6 - LITIGATION SETTLEMENT

In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of Polar Express, Inc. ("PEI") for $150 or $0.02 net income per common share. This amount, which was provided for during the quarter ended March 31,1996, did not include the Company's legal costs incurred related to its defense of this matter, which had been expensed as incurred and had not been included in the settlement amount.

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

Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment and equipping tractors with the QUALCOMMTM two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions of other temperature-controlled truckload carriers. Since its initial public offering, the Company acquired all of the assets of AG Carriers (the "AG Acquisition") and merged with Polar (the "Polar Merger"). In February 1997, the Company sold 68 Polar tractors and 141 Polar trailers.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1997 WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1996.

Net revenues decreased $1.7 million, or 9.1%, to $17.3 million in 1997, from $19.0 million in 1996, largely due to having less tractors in service. During the first three months of 1997, the Company decreased its owned tractor fleet by 85 units. Average revenue per tractor increased 0.06% to $31,723 in 1997 from $31,704 in 1996.

Total miles decreased 1.0 million, or 5.9%, to 15.5 million in 1997 from 16.5 million in 1996, largely due to having less tractors in service. Average miles per tractor decreased 2.0% to 28,444 miles in 1997 from 29,010 miles in 1996.

The Company's operating ratio (operating expenses divided by operating revenues) increased 1.1%, to 96.0% in 1997 from 94.9% in 1996. The increase in the operating ratio is largely due to increased fuel prices. Total operating expenses decreased $1.4 million, or 8.0%, to $16.6 million in 1997, compared to $18.1 million in 1996, largely due to having less tractors in service.

Salaries, wages, and benefits decreased $0.3 million, or 4.1%, to $6.1 million in 1997 compared to $6.4 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses increased $0.01 million, or 0.3% to $3.1 million in 1997 compared to $3.1 million in 1996, largely due to increased fuel prices, which more than offset the decrease in tractors in service.

Purchased transportation expense decreased $0.07 million, or 2.6%, to $2.8 million in 1997 compared to $2.9 million in 1996.

Supplies and maintenance expenses decreased $0.2 million, or 12.5%, to $1.5 million in 1997 compared to $1.7 million in 1996.

Depreciation and amortization expense decreased $0.8 million, or 36.3%, to $1.4 million in 1997 compared to $2.2 million in 1996, largely due to having less tractors in service.

Litigation settlement expense represents the provision for final settlement of all outstanding litigation related to Polar's acquisition of PEI.

Interest expense decreased $0.4 million, or 39.0%, to $0.6 million in 1997 compared to $1.0 million in 1996, due to lower debt levels and a lower overall interest rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company had a net working capital deficit of $8.4 million, attributable to the growth of the Company through acquisitions and operations. The working capital deficit also results from the financing of revenue equipment purchases (noncurrent assets) through borrowings, a portion of which is in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $6.0 million borrowing limit based on a percentage of eligible trade receivables, $4.9 million of which was borrowed against this line of credit at March 31, 1997, and approximately $0.1 million was available.

The Company's growth in prior years and the significant investment in its modern fleet of tractors and temperature-controlled trailers has been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $26.1 million and $30.1 million at March 31, 1997 and December 31, 1996, respectively.

In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers, and for the AG Acquisition and the Polar Merger. The AG Acquisition and the Polar Merger, as well as the growth of Asche Transfer's fleet, has resulted in a debt to equity ratio (calculated excluding payables and other liabilities) of 2.44:1 at March 31, 1997, and 2.86:1 at December 31, 1996.

In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility. In February 1997, the Company entered into a purchase agreement to sell certain Polar motor carrier equipment for $4.6 million. The transaction was completed in March 1997 and generated $1.4 million in net cash proceeds to the Company.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None.

         (b)  Reports on Form 8-K for the quarter ended March 31, 1997 - None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Aasche Transportation Services, Inc.



  Date  May 13, 1997              BY: s/Leon M. Monachos
                                      -----------------------------------------
                                      Leon M. Monachos, Chief Financial Officer


  Date  May 13, 1997              BY: s/Larry L. Asche
                                      -----------------------------------------
                                      Larry L. Asche, Chairman and
                                      Chief Executive Officer