Form 10-Q
period 1997-06-30
AASCHE TRANSPORTATION SERVICES INC
filed 1997-08-14
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1997
                                     --------------------------------

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                       For the transition period from              to
                                                      -------------  ----------

                        COMMISSION FILE NUMBER  0-24576

                      AASCHE TRANSPORTATION SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       36-3964954
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


                         10214 NORTH MOUNT VERNON ROAD
                            SHANNON, ILLINOIS 61078
                    (Address of Principal Executive Offices)

                                  815-864-2421
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 4,539,735 SHARES OF PAR VALUE $.0001 COMMON STOCK

         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AASCHE TRANSPORTATION SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                                               June 30,       December 31,
                                                                                1997             1996
                                                                               --------       ------------
                                                                              (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                  $   157          $    -
    Trade receivables, less allowance for doubtful accounts of $71               5,835           6,682
    Prepaid expenses and other current assets                                    2,605           2,033
                                                                               -------          ------
        Total current assets                                                     8,597           8,715

  Property and equipment, at cost                                               36,552          43,901
      Less accumulated depreciation and amortization                           (13,530)        (14,349)
                                                                               -------          ------
          Net property and equipment                                            23,022          29,552
                                                                               -------          ------
  Excess of cost over net assets acquired, less accumulated
     amortization of $589 and $448                                               7,481           7,622
  Deferred income taxes                                                          3,022           3,022
  Other assets                                                                     391             415
                                                                               -------          ------
                   TOTAL ASSETS                                                $42,513         $49,326
                                                                               =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                             $    -          $   349
    Accounts payable                                                             1,229           2,299
    Accrued liabilities                                                          2,169           2,366
    Guaranteed obligation of Employee Stock Ownership Plan                         206             244
    Line of credit                                                               4,417           5,242
    Current maturities of long-term debt with unrelated parties                  3,237           4,922
    Current maturities of long-term debt with related party                        995             995
    Current maturities of capital lease obligations with unrelated parties       2,349           2,596
    Current maturities of capital lease obligations with related parties         1,278           1,303
                                                                               -------          ------
      Total current liabilities                                                 15,880          20,316
                .
  Long-term debt with unrelated parties, less current maturities                 4,580           5,767
  Long-term debt with related party, less current maturities                     1,688           2,545
  Capital lease obligations with unrelated parties, less current maturities      4,464           6,163
  Capital lease obligations with related parties, less current maturities            -             327
  Deferred income taxes                                                          3,677           3,677
                                                                               -------          ------
                   Total liabilities                                            30,289          38,795

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
      4,337,025 and 3,953,077 shares issued and outstanding                          -               -
   Additional paid-in capital                                                   15,904          14,598
   Guarantee of Employee Stock Ownership Plan obligation                          (206)           (244)
   Accumulated deficit                                                          (3,474)         (3,823)
                                                                               -------          ------
                   Total stockholders' equity                                   12,224          10,531
                                                                               -------          ------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                      $42,513         $49,326
                                                                               =======         =======


The accompanying notes are an integral part of these consolidated financial statements.


                     AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share and share data)
                                 (Unaudited)



                                                       Three Months Ended                               Six Months Ended
                                                             June 30,                                        June 30,
                                                  --------------------------------               ------------------------------
                                                    1997                    1996                   1997                 1996
                                                    ----                    ----                   ----                 ----
NET REVENUES                                   $   16,799              $   20,051                $ 34,111              $39,089

OPERATING EXPENSES:
  Salaries, wages and benefits                      5,723                   6,831                  11,868               13,239
  Fuel                                              2,724                   3,207                   5,823                6,296
  Purchased transportation                          2,789                   2,638                   5,614                5,536
  Supplies and maintenance                          1,710                   1,911                   3,198                3,612
  Depreciation and amortization                     1,245                   1,935                   2,641                4,126
  Taxes and licenses                                  420                     341                     882                  832
  Insurance                                           482                     876                     993                1,530
  Communications and utilities                        202                     198                     424                  400
  (Gain) loss on disposition of equipment             (27)                     38                     (64)                  68
  Litigation settlement                                 -                       -                       -                  150
  Polar Express restructuring                           -                     490                       -                  490
  Severance                                             -                      42                       -                   42
  Other                                               497                     696                   1,012                  949
                                               ----------              ----------              ----------          -----------
                   Total operating expenses        15,765                  19,203                  32,391               37,270
                                               ----------              ----------              ----------          -----------
OPERATING INCOME                                    1,034                     848                   1,720                1,819

OTHER (EXPENSES) INCOME:
  Interest expense                                   (586)                   (873)                 (1,173)              (1,837)
  Other                                                12                      35                      16                   58
                                               ----------              ----------              ----------          -----------
INCOME BEFORE INCOME TAX PROVISION                    460                      10                     563                   40

INCOME TAX PROVISION                                 (175)                    (55)                   (214)                 (15)
                                               ----------              ----------              ----------          -----------
NET INCOME (LOSS)                              $      285              $      (45)             $      349          $        25
                                               ==========              ==========              ==========          ============

NET INCOME (LOSS) PER COMMON SHARE                  $0.07              $    (0.01)             $     0.09           $     0.01
                                               ==========              ==========              ==========          ============
Weighted average common and
  common equivalent shares outstanding          4,097,559               3,946,930               4,095,375            3,941,052
                                               ==========              ==========              ==========          ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)
                                 (Unaudited)


                                                                                       Guarantee
                                                   Common Stock                        of Employee
                                             -----------------------                      Stock
                                                  $.0001 Par Value      Additional      Ownership                         Total
                                             -----------------------    Paid-In           Plan         Accumulated    Stockholders'
                                                Shares       Amount       Capital       Obligation       Deficit          Equity
                                              -----------------------------------------------------------------------------------
Balance at December 31, 1996                   3,953,077    $    -       $ 14,598        $  (244)        $(3,823)        $10,531
Exercise of Series A warrants                     41,100         -            100              -               -             100
Common stock issued for options exercised          5,000         -             18              -               -              18
Common stock issued in private placement         337,848         -          1,188              -               -           1,188
Reduction in Guarantee of Employee
   Stock Ownership Plan obligation                     -         -              -             38               -              38
Net income                                             -         -              -              -             349             349
                                              -----------------------------------------------------------------------------------
Balance at June 30, 1997                       4,337,025    $    -       $ 15,904        $  (206)        $(3,474)        $12,224
                                              ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                      Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                    1997                1996
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $  349              $   25
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Depreciation and amortization                                    2,641               4,203
    (Gain) loss on disposition of equipment                            (64)                 68
    Deferred income taxes                                                -                  73
    Changes in other current operating items:
      Trade receivables                                                847                (328)
      Prepaid expenses and other assets                               (548)             (1,180)
      Accounts payable                                              (1,070)               (353)
      Accrued liabilities                                             (197)                (97)
                                                                   -------              ------
        Net cash provided by operating activities                    1,958               2,411
                                                                   -------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                                (629)                (44)
     Building, office equipment and other                              (62)                (46)
   Proceeds from the sale of equipment                               4,785               1,081
                                                                   -------              ------
     Net cash provided by investing activities                       4,094                 991
                                                                   -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on line of credit                      (825)              1,366
   Borrowings on long-term debt and capital leases                       -                 800
   Principal payments on long-term debt with unrelated parties      (2,943)             (3,296)
   Principal payments on long-term debt with related party            (786)               (498)
   Principal payments on capital leases with unrelated parties      (1,946)             (1,439)
   Principal payments on capital leases with related parties          (352)               (486)
   Issuance of common stock                                          1,306                   -
                                                                   -------              ------
     Net cash used in financing activities                          (5,546)             (3,553)
                                                                   -------              ------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS (CASH OVERDRAFT)                                      506                (151)

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
   Beginning of period                                                (349)                503
                                                                   -------              ------
   End of period                                                   $   157              $  352
                                                                   =======              ======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                   $ 1,163              $1,599
                                                                   =======              ======

The accompanying notes are an integral part of these consolidated financial statements.


                    AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                (in thousands, except per share and share data)
                                  (Unaudited)


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

In April 1997, Polar was merged into Asche Transfer, Inc., a wholly-owned subsidiary of the Company, and renamed Asche Transfer Inc.'s Southwest Division. The merger was accounted for similar to a pooling of interests.

NOTE 4 - PROPERTY AND EQUIPMENT

In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which reduced expenses $160 or $0.04 net income per common share in the first quarter of 1997 and $331 or $0.08 net income per common share for the six months ended June 30, 1997. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

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

NOTE 7 - STOCKHOLDERS' EQUITY

On July 3, 1997, the Company completed a private placement offering of 540,558 shares of restricted common stock at a price of $3.70 per share and warrants to purchase 54,070 shares of common stock at an exercise price of $4.625 per share. The warrants are exercisable at any time within three years after June 24, 1997. The offering was made solely to accredited investors. The net proceeds of approximately $1,890 was used to reduce outstanding indebtedness and for general corporate purposes. As of June 30, 1997, the Company had issued 337,848 of these shares of restricted common stock for $1,188, net of related commissions.

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

Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment and equipping tractors with the QUALCOMMTM two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions of other temperature-controlled truckload carriers. Since its initial public offering, the Company acquired all of the assets of AG Carriers (the "AG Acquisition") and merged with Polar (the "Polar Merger"). In accordance with the Company's strategic plan, the Company sold 68 Polar tractors and 141 Polar trailers in February 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1997 WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1996.

Net revenues decreased $5.0 million, or 12.7%, to $34.1 million in 1997, from $39.1 million in 1996, largely due to having less tractors in service. During the first half of 1997, the Company decreased its tractor fleet by 83 units. Average revenue per tractor increased 5.0% to $69,331 in 1997 from $66,029 in 1996.

Total miles decreased 4.3 million, or 12.4%, to 30.4 million in 1997 from 34.7 million in 1996, largely due to having less tractors in service. Average miles per tractor increased 4.1% to 61,000 miles in 1997 from 58,612 miles in 1996.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 0.3%, to 95.0% in 1997 from 95.3% in 1996. Total operating expenses decreased $4.9 million, or 13.1%, to $32.4 million in 1997, compared to $37.3 million in 1996, largely due to having less tractors in service.

Salaries, wages, and benefits decreased $1.4 million, or 10.4%, to $11.9 million in 1997 compared to $13.2 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses decreased $0.5 million, or 7.5% to $5.8 million in 1997 compared to $6.3 million in 1996, largely due to the decrease in the number of tractors in service, which more than offset increased fuel prices.

Purchased transportation expense increased $0.1 million, or 1.4%, to $5.6 million in 1997 compared to $5.5 million in 1996.

Supplies and maintenance expenses decreased $0.4 million, or 11.5%, to $3.2 million in 1997 compared to $3.6 million in 1996.

Depreciation and amortization expense decreased $1.5 million, or 36.0%, to $2.6 million in 1997 compared to $4.1 million in 1996, largely due to having less tractors in service.

Litigation settlement expense in 1996 represents the provision for final settlement of all outstanding litigation related to Polar's acquisition of PEI.

Polar Express restructuring expense in 1996 represents severance payments to terminated employees of Polar.

Interest expense decreased $0.6 million, or 36.1%, to $1.2 million in 1997 compared to $1.8 million in 1996, due to lower debt levels and a lower overall interest rate.


COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1997 WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1996.

Net revenues decreased $3.3 million, or 16.2%, to $16.8 million in 1997, from $20.1 million in 1996, largely due to having less tractors in service. Average revenue per tractor increased 0.8% to $34,144 in 1997 from $33,870 in 1996.

Total miles decreased 3.3 million, or 18.1%, to 14.9 million in 1997 from 18.2 million in 1996, largely due to having less tractors in service. Average miles per tractor decreased 1.8% to 30,198 miles in 1997 from 30,743 miles in 1996.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 2.0%, to 93.8% in 1997 from 95.8% in 1996. Total operating expenses decreased $3.4 million, or 17.9%, to $15.8 million in 1997, compared to $19.2 million in 1996, largely due to having less tractors in service.

Salaries, wages, and benefits decreased $1.1 million, or 16.2%, to $5.7 million in 1997 compared to $6.8 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses decreased $0.5 million, or 15.1% to $2.7 million in 1997 compared to $3.2 million in 1996, largely due to the decrease in the number of tractors in service.

Purchased transportation expense increased $0.2 million, or 5.7%, to $2.8 million in 1997 compared to $2.6 million in 1996.

Supplies and maintenance expenses decreased $0.2 million, or 10.5%, to $1.7 million in 1997 compared to $1.9 million in 1996.

Depreciation and amortization expense decreased $0.7 million, or 35.7%, to $1.2 million in 1997 compared to $1.9 million in 1996, largely due to having less tractors in service.

Polar Express restructuring expense represents severance payments to terminated employees of Polar.

Interest expense decreased $0.3 million, or 32.9%, to $0.6 million in 1997 compared to $0.9 million in 1996, due to lower debt levels and a lower overall interest rate.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had a net working capital deficit of $7.3 million, attributable to the growth of the Company through acquisitions and operations. The working capital deficit also resulted from the financing of revenue equipment purchases (noncurrent assets) through borrowings, a portion of which is reflected in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $6.0 million borrowing limit based on a percentage of eligible trade receivables, $4.4 million of which was borrowed against this line of credit at June 30, 1997, and approximately $0.2 million was available.

The Company's growth in prior years and the significant investment in its modern fleet of tractors and temperature-controlled trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $23.2 million and $30.1 million at June 30, 1997 and December 31, 1996, respectively.

In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers, and for the AG Acquisition and the Polar Merger. The debt to equity ratio (calculated excluding payables and other liabilities) was 1.90:1 at June 30, 1997, and 2.86:1 at December 31, 1996.

In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility. In February 1997, the Company entered into a purchase agreement to sell certain Polar motor carrier equipment for $4.6 million. The transaction was completed in March 1997 and generated $1.4 million in net cash proceeds to the Company. In July 1997, the Company completed a private placement offering of restricted common stock that raised net proceeds to the Company of $1.9 million, of which $1.2 million had been raised prior to June 30, 1997.

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

                   None.

          Item 2.  Changes in Securities

                   None.

          Item 3.  Defaults Upon Senior Securities

                   None.

          Item 4.  Submission of Matters to a Vote of Security Holders



                   The Annual Meeting of Stockholders was held on May 14, 1997.
                   Diane L.     Asche and Kevin M. Clark were reelected by a
                   vote of 3,619,717 each as the Class II Directors to serve until the 2000 Annual Meeting of Stockholders.




          Item 5.  Other Information

                   None.

          Item 6.  Exhibits and Reports on Form 8-K



                   (a)  Exhibits - None.

                   (b)  Reports on Form 8-K for the quarter ended June 30, 1997
                        - None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Aasche Transportation Services, Inc.



Date August 13, 1997              BY:  s/Leon M. Monachos
     ---------------                 ------------------------------------------
                                       Leon M. Monachos, Chief Financial Officer


Date August 13, 1997              BY: s/Larry L. Asche
     ---------------                 ------------------------------------------
                                      Larry L. Asche, Chairman and
                                      Chief Executive Officer