Form 10-Q
period 1997-09-30
AASCHE TRANSPORTATION SERVICES INC
filed 1997-11-14
CIK 927809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

                                  (Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the Quarterly Period Ended  September 30, 1997
                                          -----------------------------

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from ________to ________

                       Commission file number  0-24576

                     AASCHE TRANSPORTATION SERVICES, INC.
  ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                            36-3964954
-------------------------------                         --------------------
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
                                          Yes  X     No
                                              ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 4,539,735 SHARES OF PAR VALUE $.0001 COMMON STOCK

             PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    AASCHE TRANSPORTATION SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)



                                                                              September 30,      December 31,
                                                                                 1997               1996
                                                                              ------------------------------
                                                                                        (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                 $       42         $        -
    Trade receivables, less allowance for doubtful accounts of $71                 5,572              6,682
    Prepaid expenses and other current assets                                      3,386              2,033
                                                                              ----------         ----------
        Total current assets                                                       9,000              8,715

  Property and equipment, at cost                                                 36,034             43,901
      Less accumulated depreciation and amortization                             (14,311)           (14,349)
                                                                              ----------         ----------
          Net property and equipment                                              21,723             29,552
                                                                              ----------         ----------
  Excess of cost over net assets acquired, less accumulated
     amortization of $659 and $448                                                 7,411              7,622
  Deferred income taxes                                                            3,022              3,022
  Other assets                                                                       378                415
                                                                              ----------         ----------
                   TOTAL ASSETS                                               $   41,534         $   49,326
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                            $        -         $      349
    Accounts payable                                                                 962              2,299
    Accrued liabilities                                                            2,244              2,366
    Guaranteed obligation of Employee Stock Ownership Plan                           203                244
    Line of credit                                                                 4,217              5,242
    Current maturities of long-term debt with unrelated parties                    2,888              4,922
    Current maturities of long-term debt with related party                          995                995
    Current maturities of capital lease obligations with unrelated parties         2,417              2,596
    Current maturities of capital lease obligations with related parties           1,149              1,303
                                                                              ----------         ----------
      Total current liabilities                                                   15,075             20,316

  Long-term debt with unrelated parties, less current maturities                   4,265              5,767
  Long-term debt with related party, less current maturities                       1,675              2,545
  Capital lease obligations with unrelated parties, less current maturities        3,920              6,163
  Capital lease obligations with related parties, less current maturities              -                327
  Deferred income taxes                                                            3,677              3,677
                                                                              ----------         ----------
                   Total liabilities                                              28,612             38,795

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
      4,539,735 and 3,953,077 shares issued and outstanding                            -                  -
   Additional paid-in capital                                                     16,594             14,598
   Guarantee of Employee Stock Ownership Plan obligation                            (203)              (244)
   Accumulated deficit                                                            (3,469)            (3,823)
                                                                              ----------         ----------
                   Total stockholders' equity                                     12,922             10,531
                                                                              ----------         ----------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                     $   41,534         $   49,326
                                                                              ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share and share data)
                                 (Unaudited)




                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                      September 30,
                                                            ----------------------------       ---------------------------
                                                                1997             1996             1997             1996
                                                                ----             ----             ----             ----
NET REVENUES                                                $  15,658       $    19,881        $   49,769        $  58,970

OPERATING EXPENSES:
  Salaries, wages and benefits                                  5,775             6,400            17,643           19,638
  Fuel                                                          2,562             3,406             8,385            9,702
  Purchased transportation                                      2,782             3,396             8,396            8,932
  Supplies and maintenance                                      1,734             1,490             4,932            5,102
  Depreciation and amortization                                 1,207             2,013             3,848            6,139
  Taxes and licenses                                              391               704             1,273            1,536
  Insurance                                                       513               627             1,506            2,157
  Communications and utilities                                    198               215               622              615
  Gain on disposition of equipment                               (519)             (124)             (583)             (56)
  Litigation settlement                                             -                 -                 -              150
  Polar Express restructuring                                       -                 -                 -              490
  Severance                                                         -                 -                 -               42
  Other                                                           474               741             1,486            1,692
                                                            ---------       -----------        ----------        ---------
                   Total operating expenses                    15,117            18,868            47,508           56,139
                                                            ---------       -----------        ----------        ---------
OPERATING INCOME                                                  541             1,013             2,261            2,831

OTHER (EXPENSES) INCOME:
  Interest expense                                               (558)             (830)           (1,731)          (2,666)
  Other                                                            25                48                41              106
                                                            ---------       -----------        ----------        ---------
INCOME BEFORE INCOME TAX PROVISION                                  8               231               571              271

INCOME TAX PROVISION                                               (3)              (96)             (217)            (111)
                                                            ---------       -----------        ----------        ---------
NET INCOME                                                  $       5       $       135        $      354        $     160
                                                            =========       ===========        ==========        =========

NET INCOME PER COMMON SHARE                                 $    0.00       $      0.03        $     0.09        $    0.04
                                                            =========       ===========        ==========        =========
Weighted average common and
  common equivalent shares outstanding                      4,573,054         4,001,069         4,259,558        3,963,287
                                                            =========       ===========        ==========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)
                                 (Unaudited)




                                                                                          Guarantee
                                                       Common Stock                      of Employee
                                                    -------------------                     Stock
                                                     $.0001 Par Value      Additional     Ownership
                                                    -------------------      Paid-In        Plan         Accumulated
                                                     Shares      Amount     Capital      Obligation        Deficit
                                                   ---------------------------------------------------------------------
Balance at December 31, 1996                       3,953,077     $     -    $ 14,598     $    (244)     $  (3,823)
Exercise of Series A warrants                         41,100           -         100             -              -
Common stock issued for options exercised              5,000           -          18             -              -
Common stock issued in private placement             540,558           -       1,878             -              -
Reduction in Guarantee of Employee
   Stock Ownership Plan obligation                         -           -           -            41              -
Net income                                                 -           -           -             -            354
                                                   ---------------------------------------------------------------------
Balance at September 30, 1997                      4,539,735     $     -    $ 16,594     $    (203)     $  (3,469)
                                                   =====================================================================


                                                      Total
                                                   Stockholders'
                                                       Equity
                                                   ---------------
Balance at December 31, 1996                       $    10,531
Exercise of Series A warrants                              100
Common stock issued for options exercised                   18
Common stock issued in private placement                 1,878
Reduction in Guarantee of Employee
   Stock Ownership Plan obligation                          41
Net income                                                 354
                                                   ------------
Balance at September 30, 1997                      $    12,922
                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                               1997            1996
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                               $     354          $   160
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Depreciation and amortization                                                              3,848            6,139
    Gain on disposition of equipment                                                            (583)             (56)
    Deferred income taxes                                                                          -              153
    Changes in other current operating items:
      Trade receivables                                                                        1,110           (1,297)
      Prepaid expenses and other assets                                                       (1,316)            (463)
      Accounts payable                                                                        (1,337)             480
      Accrued liabilities                                                                       (122)            (234)
                                                                                           ---------          -------
        Net cash provided by operating activities                                              1,954            4,882
                                                                                           ---------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                                                          (700)            (322)
     Building, office equipment and other                                                       (118)            (628)
   Proceeds from the sale of equipment                                                         5,593            1,485
                                                                                           ---------          -------
     Net cash provided by investing activities                                                 4,775              535
                                                                                           ---------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on line of credit                                              (1,025)           1,873
   Borrowings on long-term debt and capital leases                                                 -              800
   Principal payments on long-term debt with unrelated parties                                (3,536)          (4,880)
   Principal payments on long-term debt with related party                                      (870)            (747)
   Principal payments on capital leases with unrelated parties                                (2,422)          (2,418)
   Principal payments on capital leases with related parties                                     (481)            (618)
   Issuance of common stock                                                                    1,996              156
                                                                                           ---------          -------
     Net cash used in financing activities                                                    (6,338)          (5,834)
                                                                                           ---------          -------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS (CASH OVERDRAFT)                                                                391             (417)

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
   Beginning of period                                                                          (349)             503
                                                                                           ---------          -------
   End of period                                                                           $      42          $    86
                                                                                           =========          =======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                                           $   1,774          $ 2,661
                                                                                           =========          =======

The accompanying notes are an integral part of these consolidated financial statements.

                     AASCHE TRANSPORTATION SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
               (in thousands, except per share and share data)
                                 (Unaudited)


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

Note 2 - PROPOSED ACQUISITION OF THE MUNICIPAL SOLID WASTE HAULING DIVISION OF JACK GRAY TRANSPORT, INC.

On October 15, 1997, the Company obtained an assignment of an asset purchase agreement between Gary I. Goldberg a director of the Company, and Jack Gray Transport, Inc. ("JGT") pursuant to which assignment the Company has the right to purchase certain assets relating to the municipal solid waste business of JGT. The agreement is subject to certain closing conditions including the Company's obligation to satisfy JGT that it has obtained the necessary financing by November 30, 1997. The Company is presently in discussions with various sources, however, no financing commitment has been obtained by the Company as of the date of this prospectus.

Note 3 - PURCHASE OF AG TRANSPORTATION SERVICE, INC. AND AG. CARRIERS, INC.

On May 16, 1995, the Company purchased all of the outstanding common stock of AG Transportation Service, Inc. and the net assets of AG. Carriers, Inc. (collectively, AG Carriers) in exchange for $11,250 consisting of $5,275 cash, $1,000 in the Company's common stock (115,075 shares) and two notes payable in the amount of $4,975.

In accordance with the original purchase agreement, as amended, the Company guaranteed the total value of the Company's common stock issued in the purchase. Under the terms of the agreement, as amended, if during the period from May 16, 1998 through September 12, 1998, the closing price per share of the Company's common stock has not reached at least $8.69 per share, then on the 30th day following September 12, 1998, the Company shall issue sufficient additional shares of the Company's common stock such that all of the shares issued have a total value of $1,120. In the event the additional shares are required to be issued, management believes this will not have a material adverse impact on the financial position or operations of the Company.

AG Carriers is a Florida-based carrier specializing in transporting temperature-controlled foodstuffs and juice concentrates.

Note 4 - MERGER WITH POLAR EXPRESS CORPORATION

On December 22, 1995, the Company completed a merger, pursuant to which Polar Express Corporation ("Polar") became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, 1,401,355 shares of the Company's common stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. Approximately 5% of these shares were held in an escrow account to cover liability and litigation costs related to the litigation described in Note 7. In addition, the Company issued 1,006,905 warrants to purchase the Company's common stock in exchange for all the outstanding warrants of Polar. In January 1997, 41,100 of these warrants were exercised. The merger was accounted for as a pooling of interests.

In April 1997, Polar was merged into Asche Transfer, Inc., a wholly-owned subsidiary of the Company, and renamed Asche Transfer Inc.'s Southwest Division. The merger was accounted for similar to a pooling of interests.

Note 5 - PROPERTY AND EQUIPMENT

In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which reduced expenses $149 and increased net income per common share $0.03 in the third quarter of 1997 and reduced expenses $480 and increased net income per common share $0.11 for the nine months ended September 30, 1997. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.

In February 1997, the Company entered into a purchase agreement to sell 68 Polar tractors and 141 Polar trailers for $4,592. The transaction generated $1,373 in net cash proceeds to the Company with no significant earnings effect in 1997. The transaction was completed in March 1997.

Note 6 - NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

Note 7 - LITIGATION SETTLEMENT

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

Note 8 - STOCKHOLDERS' EQUITY

On July 3, 1997, the Company completed a private placement offering of 540,558 shares of restricted common stock at a price of $3.70 per share and warrants to purchase 54,070 shares of common stock at an exercise price of $4.625 per share. The warrants are exercisable at any time within three years after June 24, 1997. The offering was made solely to accredited investors. The net proceeds of approximately $1,878 was used to reduce outstanding indebtedness and for general corporate purposes.

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

Beginning in 1992, the Company commenced a program to increase its size and operational efficiency. This program changed the Company's strategic direction by implementing a shift to company-owned revenue equipment and equipping tractors with the QUALCOMM(TM) two-way satellite-based tracking and communication system and advanced computer software systems. The Company also implemented a strategy of pursuing strategic acquisitions. Since its initial public offering, the Company acquired all of the assets of AG Carriers (the "AG Acquisition") and merged with Polar (the "Polar Merger"). In accordance with the Company's strategic plan, the Company sold 68 Polar tractors and 141 Polar trailers in February 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Net revenues decreased $9.2 million, or 15.6%, to $49.8 million in 1997, from $59.0 million in 1996, largely due to having less tractors in service. During the nine month period ended September 30, 1997, the Company decreased its tractor fleet by 83 units. Average revenue per tractor decreased 3.0% to $97,970 in 1997 from $100,967 in 1996, largely due to having less revenue producing tractors in service due to a shortage of drivers. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

Total miles decreased 8.6 million, or 16.3%, to 44.2 million in 1997 from 52.8 million in 1996, largely due to having less tractors in service. Average miles per tractor decreased 3.6% to 87,058 miles in 1997 from 90,339 miles in 1996, largely due to having less revenue producing tractors in service due to a shortage of drivers.

The Company's operating ratio (operating expenses divided by operating revenues) increased 0.3%, to 95.5% in 1997 from 95.2% in 1996, largely due to having less revenue producing tractors in service due to a shortage of drivers. Total operating expenses decreased $8.6 million, or 15.4%, to $47.5 million in 1997, compared to $56.1 million in 1996, largely due to having less tractors in service.

Salaries, wages, and benefits decreased $2.0 million, or 10.2%, to $17.6 million in 1997 compared to $19.6 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses decreased $1.3 million, or 13.6% to $8.4 million in 1997 compared to $9.7 million in 1996, largely due to the decrease in the number of tractors in service, which more than offset increased fuel prices.

Depreciation and amortization expense decreased $2.3 million, or 37.3%, to $3.8 million in 1997 compared to $6.1 million in 1996, largely due to having less tractors in service, in accordance with the Company's strategic plan of selling 68 Polar tractors.

Insurance expense decreased $0.7 million, or 30.2% to $1.5 million in 1997 compared to $2.2 million in 1996, largely due to the decrease in the number of tractors in service.

Litigation settlement expense in 1996 represents the provision for final settlement of all outstanding litigation related to Polar's acquisition of PEI.

Polar Express restructuring expense in 1996 represents severance payments to terminated employees of Polar.

Interest expense decreased $0.9 million, or 35.1%, to $1.7 million in 1997 compared to $2.7 million in 1996, due to lower debt levels and a lower overall interest rate.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Net revenues decreased $4.2 million, or 21.2%, to $15.7 million in 1997, from $19.9 million in 1996, largely due to having less tractors in service. Average revenue per tractor decreased 5.8% to $31,890 in 1997 from $33,869 in 1996, largely due to having less revenue-producing tractors in service due to a shortage of drivers. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

Total miles decreased 4.3 million, or 23.8%, to 13.8 million in 1997 from 18.1 million in 1996, largely due to having less tractors in service. Average miles per tractor decreased 8.3% to 28,203 miles in 1997 from 30,759 miles in 1996, largely due to having less revenue-producing tractors in service due to a shortage of drivers.

The Company's operating ratio (operating expenses divided by operating revenues) increased 1.6%, to 96.5% in 1997 from 94.9% in 1996, largely due to having less revenue producing tractors in service due to a shortage of drivers. Total operating expenses decreased $3.8 million, or 19.9%, to $15.1 million in 1997, compared to $18.9 million in 1996, largely due to having less tractors in service.

Salaries, wages, and benefits decreased $0.6 million, or 9.8%, to $5.8 million in 1997 compared to $6.4 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses decreased $0.8 million, or 24.8% to $2.6 million in 1997 compared to $3.4 million in 1996, largely due to the decrease in the number of tractors in service.

Depreciation and amortization expense decreased $0.8 million, or 40.0%, to $1.2 million in 1997 compared to $2.0 million in 1996, largely due to having less tractors in service, in accordance with the Company's strategic plan of selling 68 Polar tractors.

Interest expense decreased $0.3 million, or 32.8%, to $0.6 million in 1997 compared to $0.8 million in 1996, due to lower debt levels and a lower overall interest rate.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had a net working capital deficit of $6.1 million, primarily as a result of the financing of revenue equipment purchases (noncurrent assets) through borrowings, a portion of which is reflected in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $6.0 million borrowing limit based on a percentage of eligible trade receivables, $4.2 million of which was borrowed against this line of credit at September 30, 1997, and approximately $0.1 million was available.

The Company's growth in prior years and the significant investment in its modern fleet of tractors and temperature-controlled trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $21.7 million and $30.1 million at September 30, 1997 and December 31, 1996, respectively.

In October 1994, the Company completed an initial public offering of its common stock that raised net proceeds to the Company of $6.4 million. To date, the Company has utilized proceeds to repay outstanding indebtedness under its revolving bank line of credit and certain long-term debt obligations, to purchase trailers, and for the AG Acquisition and the Polar Merger. The debt to equity ratio (calculated excluding payables and other liabilities) was 1.68:1 at September 30, 1997, and 2.86:1 at December 31, 1996.

In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility, and used the proceeds to pay down current liabilities. In February 1997, the Company entered into a purchase agreement to sell certain Polar motor carrier equipment for $4.6 million. The transaction was completed in March 1997 and generated $1.4 million in net cash proceeds to the Company. In July 1997, the Company completed a private placement offering of restricted common stock that raised net proceeds to the Company of $1.9 million.

The Company believes that available cash, cash flow from future operations, and
borrowings available under its line of credit will be   sufficient to meet its
current working capital needs. On October 15, 1997, the Company obtained an assignment of an asset purchase agreement between Gary I. Goldberg a director of the Company, and JGT pursuant to which assignment, the Company has the right to purchase certain assets relating to the municipal solid waste business of JGT. The agreement is subject to certain closing conditions including the Company's obligation to satisfy JGT that it has obtained the necessary financing by November 30, 1997. The Company is presently in discussions with various sources, however, no financing commitment has been obtained by the Company as of the date of this prospectus. As the Company continues to facilitate its planned future growth, the Company's capital needs may require additional borrowings or an equity infusion.

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

          None.

          Item 5.  Other Information

                   None.

          Item 6.  Exhibits and Reports on Form 8-K


                   (a)  Exhibits - None.

                   (b) Reports on Form 8-K for the quarter ended September 30, 1997.

                   On July 3, 1997, the Company filed a Current Report on Form 8-K to report the completion of a private offering of its securities.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Aasche Transportation Services, Inc.



Date  November 12, 1997            BY: s/Leon M. Monachos
                                       -----------------------------------------
                                       Leon M. Monachos, Chief Financial Officer


Date  November 12, 1997            BY: s/Larry L. Asche
                                       -----------------------------------------
                                       Larry L. Asche, Chairman and
                                       Chief Executive Officer

                                   Exhibits

10.1 Asset Purchase Agreement dated September 24, 1997 between Gary I. Goldberg and Jack Gray Transport, Inc.

10.2 Assignment of Asset Purchase Agreement dated September 29, 1997 between Gary I. Goldberg and Aasche Transportation Services, Inc.