Form 10-K
period 1997-12-31
AASCHE TRANSPORTATION SERVICES INC
filed 1998-03-31
CIK 927809

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-24576

                      AASCHE TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3964954
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                   Identification Number)

         10214 NORTH MT. VERNON ROAD                               61078
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 24, 1998, was $12,267,091.

     At March 24, 1998, 4,539,735 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held on May 13, 1998, expected to be filed with the Commission not later than April 10, 1998 is incorporated by reference into
Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Aasche Transportation Services, Inc. (the "Company"), through its subsidiaries is a 58-year-old non-union, truckload carrier that operates primarily in the temperature-controlled segment of the transportation services industry. The Company transports a variety of foods and other products that require temperature-controlled service and "just-in-time" delivery. The "just-in-time" concept stresses the importance of precise delivery times and the need for dependability in order to control inventory levels and limit handling. A substantial portion of the Company's business is concentrated in target markets in the Midwest, Southeast, Northeast and South Central United States. The Company operates predominately in the long-haul, "full-truckload" segment of the temperature-controlled transportation services industry although the regional fleet continues to expand. Less than 10% of the business is in the "less-than-truckload" segment. Full truckload operations typically involve a single shipment occupying the entire carrying capacity of a semi-trailer, moving directly from origin to destination. The full truckload segment generally is less capital intensive, more fragmented and populated by smaller firms than the less-than-truckload segment.

STRATEGY

     The Company's business strategy is to offer premium-quality service to high-volume selective customers that have significant temperature-controlled transportation requirements. The Company believes that these customers provide more predictable and, in some respects, less price-sensitive business because the Company believes that service, rather than price, generally is the primary factor that dictates its customers' choice of carrier. The Company is currently a "core carrier" for Coca-Cola (including Coca-Cola Foods, Coca-Cola/ Minute Maid, Coca-Cola Company and Coca-Cola USA), Hershey, Tropicana Foods, Americold, S.C. Johnson Wax, Schreiber Foods, Abbott Laboratories, Baxter International and Kraft Foods. The Company seeks to expand its core carrier relationships with well known national producers of foods and other products.

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

     Part of the Company's growth strategy is to increase market share through acquisitions in the transportation industry. In May 1995, the Company acquired the assets of AG. Carriers, Inc., a Florida-based, non-union carrier specializing in the transportation services of temperature-controlled products for customers in the Southeast, Northeast and Midwestern United States. In December 1995, the Company acquired, through merger, Polar Express Corporation ("Polar"), an Arkansas-based, non-union truckload carrier transporting a variety of food and other products primarily in the South Central United States. In May 1997, the Company merged Polar with Asche Transfer, Inc. ("Asche Transfer") to form the Southwest Division.

     On January 30, 1998, Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, acquired the municipal solid waste transport division of Jack Gray Transport, Inc. ("JGT"). STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Browning-Ferris and Republic Waste Industries.

     Under exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. STS services these waste contracts from terminals in the following metropolitan areas: Portland, Oregon; Long, Island, New York; Los Angeles, California; Phoenix, Arizona; Nashville, Tennessee; Seattle, Washington; Greensboro, North Carolina; Spartanburg, South Carolina; and Atlanta, Georgia. One of STS' principal contracts is a 20 year contract averaging approximately $10 million per year with a tri-county governmental agency in Portland, Oregon, known as the Metro Sanitary District, to haul virtually all of the county's waste. See Note 16 to Notes to Consolidated Financial Statements.

     The Company intends to pursue acquisition opportunities to enhance the Company's strategic, financial and operational objectives. No specific sums have been earmarked for acquisitions, and the aggregate amount expended for acquisitions will depend on the availability of suitable candidates and the negotiated terms.

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

CUSTOMERS

     The Company's customers consist primarily of high-volume shippers that have significant temperature-controlled transportation requirements. Management believes these major customers provide more predictable and, in some respects, less price-sensitive business for the Company. The Company is currently a "core carrier" for Coca-Cola (including Coca-Cola Foods, Coca-Cola/Minute Maid, Coca-Cola Company and Coca-Cola USA), Hershey, Tropicana Foods, Americold, S.C. Johnson Wax, Schreiber Foods, Abbott Laboratories, Baxter International and Kraft Foods. "Core-carrier" relationships involve strategic alliances between volume shippers and their distribution partners dedicated to transporting goods.

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

     The Company's headquarters and principal terminal are located at Shannon, Illinois. In addition, the Company operates the Asche Foliage Transport regional terminal, warehouse and office facility in Apopka, Florida, a maintenance terminal and office facility in Atlanta Georgia, the AG Carriers terminal in Tavares, Florida and a terminal in Tontitown, Arkansas. These terminals help facilitate the efficient dispatch of the Company's equipment within it's freight lanes, enhance driver recruiting and return drivers to their homes on a regular schedule. The Company also has arrangements to drop trailers at various major customers' shipping locations to facilitate preloading of shipments and thereby increase efficiency.

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

     As of December 31, 1997, the Company maintained a fleet of approximately 450 late-model tractors, including 49 tractors which are owned by owner-operators, and approximately 584 refrigerated trailers. Most of the Company-owned tractors are Kenworth and Peterbilt, which are manufactured by Paccar, and most of the Company-owned trailers are manufactured by Utility and Great Dane. Most of the Company's trailers are equipped with logistics tracks on the interior sidewall so that decking can be installed to increase utilization by providing a second stacking surface for its customers' products.

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

DRIVERS AND OWNER-OPERATORS

     All of the Company's drivers must meet specific standards relating primarily to safety record, driving experience and personal evaluation, including Department of Transportation ("DOT") mandated physical examinations, drug testing and personal background checks. The Company recruits drivers by offering competitive compensation packages and operating late-model, comfortable tractors.

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

TRANSPORTATION TECHNOLOGY

     The Company has invested in technological systems that are designed to enhance operational and administrative efficiencies. Substantially all of the Company's tractors are equipped with a two-way, satellite-based tracking and communication system manufactured by Qualcomm(TM), Incorporated ("Qualcomm"), a leading communications systems company, as well as on board computers that enable the Company to monitor scheduling and equipment locations more effectively while communicating directly with drivers, and informing customers of the location and estimated delivery time of their freight.

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

     The Company's operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters and the disposal of certain substances. Management believes that its operations are in material compliance with current laws and regulations.

EMPLOYEES

     As of December 31, 1997, the Company employed 578 persons, of whom 429 were drivers, 149 were maintenance and support personnel including management and administration, and the Company contracted with 49 owner-operators. As of December 31, 1997, none of the Company's employees was represented by a collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     LARRY L. ASCHE, age 46, has served as Chairman and Director of the Company since July 1994 and as Chief Executive Officer since November 1996. Mr. Asche also served as Chief Operating Officer from July 1994 to November 1996. Mr. Asche has served as President and Director of Asche Transfer since its incorporation in February 1983. He also serves as Chairman of the Board of AG Carriers and Vice President and Director of STS. Mr. Asche acquired the business from Clarence Asche, Mr. Asche's uncle, in 1973 and operated Asche Transfer for ten years as a sole proprietorship. Mr. Asche is the husband of Diane L. Asche.

     KEVIN M. CLARK, age 42, has served as President and Director of the Company since July 1994. Mr. Clark also served as Chief Executive Officer from July 1994 to November 1996. Since May 1987, Mr. Clark has served as Vice President of Asche Transfer. He also serves as Vice-President of AG Carriers and Vice-President of STS. Prior to joining Asche Transfer, Mr. Clark served for over two years as a management consultant to Asche Transfer. From 1982 to 1984, Mr. Clark was Vice President and Director of Batt Trucking, Inc., Caldwell, Idaho, a refrigerated trucking company. From 1980 to 1984, Mr. Clark was the founder and President of National Traffic Services Corporation, Boise, Idaho, a management consulting firm providing regulatory compliance assistance to regional and national transportation companies. Prior to that time, Mr. Clark served as the Transportation Auditor, Acting Director, Idaho Public Utilities Commission, Boise, Idaho and prior thereto, he was a transportation specialist with Consolidated Freightways, Boise, Idaho. Mr. Clark has a B.S. degree in business from Ottawa University, Phoenix, Arizona. Mr. Clark has also received a Transportation Practitioner Degree from the College of Advanced Traffic, Chicago, Illinois and has been admitted to practice before the Interstate Commerce Commission and Federal Maritime Commission. Mr. Clark has served as Chairman of the Advisory Board of Directors of the University of Georgia Trucking Profitability Strategies Conference. He is also the author of three books in the transportation and business fields and has been a frequent speaker for various national organizations.

     LEON M. MONACHOS, age 46, has served as a Director of the Company since March 1996 and as Chief Financial Officer since May 1996. Since September 1996, Mr. Monachos has served as Vice-President -- Finance of Asche Transfer and AG Carriers. He also serves as Vice-President -- Finance and Director of STS. From October 1995 to May 1996, Mr. Monachos had been an advisor to the president and founder of a privately-held transportation services company. From June 1986 to September 1995, he was employed at Ernst & Young LLP, a public accounting firm, most recently as Senior Manager. Mr. Monachos has a B.S. degree from the University of Illinois and is a certified public accountant.

     DANIEL R. WRIGHT, age 54, has served as Chief Operating Officer since November 1996. From July 1994 to February 1996, Mr. Wright was Vice
President -- Marketing and Customer Services of Asche Transfer. From February 1996 to November 1996, Mr. Wright was Executive Vice President of Polar. He previously served as Director of Operations for Asche Transfer from February 1993 where he was responsible for the dispatch and coordination of Asche Transfer's equipment. Prior to working for Asche Transfer, Mr. Wright was regional manager for Can Am Express of Summit, Illinois from July 1990 until January 1993. Prior to this position, Mr. Wright was Vice President and General Manager for R&A Trucking in Waterloo,

Iowa for three years, and before he assumed this position, Mr. Wright was Vice President of Marketing and Operations at Hawkeye Refrigerated Services in Cedar Rapids, Iowa for six years.

     GARY I. GOLDBERG, age 54, has served as Vice President of the Company since February 1998 and a Director since July 1996. Mr. Goldberg is President and Director of STS. From 1977 to 1997, Mr. Goldberg served as Executive Vice President of JGT. Prior to joining JGT, he was employed by Material Service Corporation and Vulcan Materials Company as controller for eight years. Mr. Goldberg has a B.A. degree in commerce from DePaul University.

     DIANE L. ASCHE, age 44, has served as Vice President, Secretary and Director of the Company since July 1994. Mrs. Asche has served as Vice President, Secretary and Director of Asche Transfer since its incorporation in February 1983 and in addition, serves as Secretary of AG Carriers and STS. From the time Larry L. Asche and Mrs. Asche acquired the business, she has controlled and directed the administration of the Company. Mrs. Asche is the wife of Larry
L. Asche.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal terminal are located on a five-acre tract in Shannon, Illinois, that consist of six buildings with 4,400 square feet of office space, 12,000 square feet of space devoted to equipment maintenance and repair, as well as two acres of parking space. The AG Carriers facility in Tavares, Florida, acquired in May 1995, consists of 6,000 square feet of office space and 2.5 acres of parking. The Company rents two additional acres of parking adjacent to the AG Carriers headquarters from Richard S. Baugh under a five-year lease. The Company leases from an unrelated party a 15,000 square-foot terminal, warehouse and office facility used for the operations of the Asche Foliage Transport Division in Apopka, Florida under a five-year lease. The Company also owns a 70-door, 10,000 square-foot terminal in Atlanta, Georgia. The Company also leases from an unrelated party a 13,000 square-foot office facility approximately 13,000 square-foot shop area and parking area in Tontitown, Arkansas under a ten year lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

  PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol ASHE. The following table shows the quarters' high and low closing prices as reported by Nasdaq.

          FISCAL 1997                  HIGH             LOW                  FISCAL 1996                  HIGH         LOW
          -----------                  ----             ---                  -----------                  ----
First Quarter..................      7 1/16          4 3/4         First Quarter..................      5 1/2            3 5/8
Second Quarter.................      6 1/8           3 7/8         Second Quarter.................      7 1/8            3 1/2
Third Quarter..................      5               3 13/16       Third Quarter..................      5 7/8            3 1/2
Fourth Quarter.................      4 3/4           2 1/2         Fourth Quarter.................      5 3/8            3 3/22


     As of March 24, 1998 there were approximately 217 holders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The statements of operations data and the balance sheet data are derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere.

(in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:

                                                                              YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                               1997        1996        1995        1994        1993
                                                               ----        ----        ----        ----        ----
NET REVENUES...............................................  $  65,170   $  77,365   $  67,748   $  34,034   $  19,335
OPERATING EXPENSES:
  Salaries, wages and benefits.............................     23,403      27,109      24,352      11,605       5,243
  Fuel.....................................................     10,867      13,350      10,532       4,889       2,285
  Purchased Transportation.................................     11,185      10,772       7,148       4,802       5,519
  Supplies and maintenance.................................      6,317       7,032       6,369       3,256       1,421
  Depreciation and amortization............................      5,354       8,547       7,887       3,309       1,680
  Taxes and licenses.......................................      1,667       2,073       1,762         792         349
  Insurance................................................      2,079       2,838       2,784       1,266         617
  Communications and utilities.............................        821         818         809         431         210
  Gain (loss) on disposition of equipment(1)...............       (905)      1,165        (323)        (74)         (1)
  Litigation settlement(2).................................         --         150          --          --          --
  Polar restructuring expense(3)...........................         --         490          --          --          --
  Investment write-off.....................................         --         100          --          --          --
  Writedown of equipment to net realizable value(1)........         --       1,155          --          --          --
  Severance expense........................................         --          81          --          --          --
  Merger consummation costs(4).............................         --          --       1,269          --          --
  Other....................................................      1,545       2,298       1,297         281         196
                                                             ---------   ---------   ---------   ---------   ---------
    Total operating expenses...............................     62,333      77,978      63,886      30,557      17,519
                                                             ---------   ---------   ---------   ---------   ---------
OPERATING INCOME (LOSS)....................................      2,837        (613)      3,862       3,477       1,816
OTHER (EXPENSES) INCOME:
  Interest expense.........................................     (2,128)     (3,464)     (4,069)     (2,366)     (1,270)
  Amortization of debt issuance cost(4)....................         --          --        (447)     (1,786)         --
  Other....................................................         67         136         127          61           8
                                                             ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM.......................................        776      (3,941)       (527)       (614)        554
INCOME TAX PROVISION (BENEFIT).............................        506      (1,321)        538         465         222
                                                             ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................        270      (2,620)     (1,065)     (1,079)        332
  Loss on extinguishment of debt, net of income tax benefit
    of $134................................................         --          --         261          --          --
                                                             ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS)..........................................  $     270   $  (2,620)  $  (1,326)     (1,079)        332
                                                             =========   =========   =========   =========   =========
Basic and diluted historical income (loss) per common
  share:
  Loss before extraordinary item...........................                          $   (0.28)
  Extraordinary item.......................................                              (0.07)
                                                                                     ---------
  Net income (loss)........................................  $    0.06   $   (0.67)  $   (0.35)
                                                             =========   =========   =========
Basic and diluted proforma net (loss) income per common
  share (unaudited)(5):....................................                                      $   (0.57)  $    0.26
                                                                                                 =========   =========
Weighted average common shares outstanding:
  Historical...............................................  4,273,842   3,928,596   3,750,914
                                                             =========   =========   =========
  Proforma(5)..............................................                                      1,878,649   1,275,000
                                                                                                 =========   =========

                                                                                DECEMBER 31,
                                                              -------------------------------------------------
                                                               1997       1996       1995      1994      1993
                                                               ----       ----       ----      ----      ----
BALANCE SHEET DATA:
Working capital.............................................  $(5,326)  $(11,601)  $(11,729)  $(3,759)  $(1,492)
Property and equipment, net.................................   19,176     26,552     48,280    32,114     9,557
Total assets................................................   35,507     46,304     68,933    43,693    11,452
Debt and capital lease obligations (including current
  maturities)...............................................   19,358     30,104     45,868    30,395     9,166
Stockholders' equity........................................   12,809     10,531     12,905     8,311     1,203

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

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net revenues decreased $12.2 million, or 15.8%, to $65.2 million in 1997, from $77.4 million in 1996, largely due to having less tractors in service. During 1997, the Company decreased its tractor fleet by 115 units. Average revenue per tractor increased 0.8% to $135,348 in 1997 from $134,314 in 1996.

     Total miles decreased 12.1 million, or 17.2%, to 58.0 million in 1997 from
70.1 million in 1996, largely due to having less tractors in service. Average miles per tractor decreased 1.0% to 120,501 miles in 1997 from 121,738 miles in 1996, largely due to having less revenue producing tractors in service due to a shortage of drivers. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

     The Company's operating ratio (operating expenses divided by operating revenues) decreased 5.2%, to 95.6% in 1997 from 100.8% in 1996, largely due to several nonrecurring one-time charges in 1996 (i.e., litigation settlement, Polar restructuring expense, investment write-off, writedown of equipment to net realizable value and severance expense) totaling $2.0 million and a loss on disposition of equipment of $1.2 million in 1996 compared to a gain of $0.9 million in 1997. Total operating expenses decreased $15.6 million, or 20.1%, to $62.3 million in 1997, compared to $78.0 million in 1996, largely due to having less tractors in service.

     Salaries, wages and benefits decreased $3.7 million, or 13.7%, to $23.4 million in 1997 compared to $27.1 million in 1996, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

     Fuel expenses decreased $2.5 million, or 18.6% to $10.9 million in 1997 compared to $13.4 million in 1996, largely due to the decrease in the number of tractors in service and decreased fuel prices.

     Depreciation and amortization expense decreased $3.2 million, or 37.4%, to $5.4 million in 1997 compared to $8.5 million in 1996, largely due to having less tractors in service, in accordance with the Company's strategic plan of selling 68 Polar tractors.

     Insurance expense decreased $0.8 million, or 26.7%, to $2.1 million in 1997 compared to $2.8 million in 1996, largely due to the decrease in the number of tractors in service.

     Gain on disposition of equipment in 1997 was $0.9 million compared to a loss in 1996 of $1.2 million, largely due to the sale and leaseback of certain Polar motor carrier equipment that resulted in a loss of $1.0 in 1996.

     Litigation settlement expense in 1996 represents the provision for final settlement of all outstanding litigation related to Polar's acquisition of Polar Express, Inc.

     Polar restructuring expense in 1996 represents severance payments to terminated employees of Polar.

     Writedown of equipment to net realizable value represents the writedown in 1996 of Polar equipment to more closely approximate the net realizable value of the related equipment.

     Interest expense decreased $1.3 million, or 38.6%, to $2.1 million in 1997 compared to $3.5 million in 1996, due to lower levels of debt and lower overall interest rates. Outstanding debt and capital lease obligations aggregated $19.4 million at December 31, 1997 compared to $30.1 million at December 31, 1996.

     Net income increased $2.9 million to $0.3 million in 1997 compared to a net loss of $2.6 million in 1996, largely due to several nonrecurring one-time charges (i.e., litigation settlement, Polar restructuring expense, investment write-off, writedown of equipment to net realizable value and severance expense) totaling $1.2 million, net of tax, in 1996 and a loss on disposition of equipment of $0.7 million, net of tax, in 1996 compared to a gain of $0.6 million, net of tax, in 1997.

  YEARS ENDED DECEMBER 31, 1996, AND 1995

     Net revenues increased $9.6 million, or 14.2%, to $77.4 million in 1996 compared with $67.7 million in 1995. The increase in 1996 is partially due to the acquisition of AG Carriers ("AG Acquisition"). During 1996, the Company decreased its owned tractor fleet by 35 units and reduced contractor-operated units by 14.

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

     Salaries, wages and benefits increased $2.8 million, or 11.3%, to $27.1 million in 1996 compared to $24.4 million in 1995, partially due to the AG Acquisition as well as increases in overall compensation of drivers in order to enhance driver recruitment and retention.

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

     Net loss increased $1.3 million to $2.6 million in 1996 compared to $1.3 million in 1995, largely due to the AG Acquisition and several nonrecurring one-time charges (i.e., litigation settlement, Polar restructuring expense, investment write-off, writedown of equipment to net realizable value and severance expense) totaling $1.2 million, net of tax, and a loss on disposition of equipment of $0.7 million, net of tax, in 1996, which more than offset the nonrecurring one-time charges (i.e., merger consummation costs, amortization of debt issuance, costs and loss on extinguishment of debt) totaling $1.3 million, net of tax, and a gain on disposition of equipment of $0.2 million, net of tax, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had a net working capital deficit of $5.3 million, primarily as a result of the financing of revenue equipment purchases (noncurrent assets) through borrowings, a portion of which is reflected in current liabilities. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has a revolving bank line of credit with a $6.0 million borrowing limit based on a percentage of eligible trade receivables, $3.8 million of which was borrowed against this line of credit at December 31, 1997, and approximately $0.5 million was available.

     The Company's growth in prior years and the significant investment in its modern fleet of tractors and temperature-controlled trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $19.4 million and $30.1 million at December 31, 1997 and 1996, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 1.51:1 at December 31, 1997 and 2.86:1 at December 31, 1996. During 1997, the Company decreased its fleet size by 115 tractors and 133 temperature-controlled trailers.

     In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility, and used the proceeds to pay down current liabilities. In February 1997, the Company entered into a purchase agreement to sell certain Polar motor carrier equipment for $4.6 million. The transaction was completed in March 1997 and generated $1.4 million in net cash proceeds, and the Company used the proceeds for general corporate purposes. In July 1997, the Company completed a private placement offering of restricted common stock that raised net proceeds to the Company of $1.8 million, and the Company used the proceeds for general corporate purposes.

     The Company believes that available cash, cash flow from future operations, and borrowings available under its line of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth, the Company's capital needs may require additional borrowings or an equity infusion.

CHANGE IN ESTIMATED SALVAGE VALUES

     In December 1996, the Company adjusted the estimated salvage values related to certain motor carrier equipment of Polar from 44% to 35% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This resulted in a writedown of equipment in the amount of $1.2 million, $0.7 million after-tax ($0.18 basic and diluted net loss per common share) in 1996.

     In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carriers which reduced expenses $0.6 million and increased net income $0.4 million during the year ended December 31, 1997 ($0.09 basic and diluted net income per common share). The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The book values of the equipment totaling $6.3 million were removed from the balance sheet with the resulting loss of $1.0 million, $0.6 million after-tax ($0.16 basic and diluted net loss per common share) recorded in 1996.

RECENT ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Company will adopt SFAS No. 131 in fiscal 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues.

RELATED PARTY LEASES

     The Company currently leases certain of its revenue equipment from related parties. These leases are accounted for as capital leases. Payments to related parties on capital lease obligations in 1997, 1996 and 1995 were $0.8 million, $0.8 million and $1.0 million, respectively.

SEASONALITY

     The Company's results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pick-up and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather. Accordingly, such factors cause fluctuations in results of operations. The Foliage Division of Asche Transfer experiences seasonal fluctuations in volume during certain periods of the year.

YEAR 2000

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and large customers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1998. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements filed as part of this report are listed in the accompanying Index to Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AASCHE TRANSPORTATION SERVICES, INC.

                                          By:      /s/ LARRY L. ASCHE

                                            ------------------------------------
                                              Larry L. Asche, Chief Executive
March 27, 1998                                             Officer

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

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----

             /s/ LARRY L. ASCHE                  Chief Executive Officer and Chairman   March 27, 1998
---------------------------------------------    of the Board of Directors (Principal
               Larry L. Asche                    Executive Officer)

            /s/ LEON M. MONACHOS                 Chief Financial Officer (Principal     March 27, 1998
---------------------------------------------    Financial and Accounting Officer)
              Leon M. Monachos

             /s/ KEVIN M. CLARK                  President, Director                    March 27, 1998
---------------------------------------------
               Kevin M. Clark

            /s/ GARY I. GOLDBERG                 Vice President, Director               March 27, 1998
---------------------------------------------
              Gary I. Goldberg

             /s/ DIANE L. ASCHE                  Vice President, Secretary, Director    March 27, 1998
---------------------------------------------
               Diane L. Asche

            /s/ RICHARD S. BAUGH                 Director                               March 27, 1998
---------------------------------------------
              Richard S. Baugh

            /s/ DENNIS D. WILSON                 Director                               March 27, 1998
---------------------------------------------
              Dennis D. Wilson

            /s/ JAMES A. JALOVEC                 Director                               March 27, 1998
---------------------------------------------
              James A. Jalovec

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Reports of Independent Auditors.............................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995..........................  F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Aasche Transportation Services, Inc.

     We have audited the accompanying consolidated balance sheets of Aasche Transportation Services, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Polar Express Corporation, a wholly-owned subsidiary, which statements reflect total net revenues constituting 39% of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Polar Express Corporation, is based solely on the report of other auditors.

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

     In our opinion, based on our audits and, for 1995, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aasche Transportation Services, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Chicago, Illinois
February 27, 1998

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Polar Express Corporation
Tontitown, Arkansas

     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of POLAR EXPRESS CORPORATION (A WHOLLY-OWNED SUBSIDIARY OF AASCHE TRANSPORTATION SERVICES, INC.) as of December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of POLAR EXPRESS CORPORATION for the year ended December 29, 1995 in conformity with generally accepted accounting principles.

                                          BAIRD, KURTZ & DOBSON

Fayetteville, Arkansas
March 1, 1996

                      AASCHE TRANSPORTATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1997          1996
                                                                  ----          ----
                           ASSETS
Current assets:
  Trade receivables, less allowance for doubtful accounts of
     $71....................................................    $  5,449      $  6,682
  Prepaid expenses and other current assets.................       1,631         1,641
  Inventory supplies........................................         575           392
  Prepaid acquisition costs.................................         485            --
                                                                --------      --------
     Total current assets...................................       8,140         8,715
Property and equipment, at cost.............................      32,931        43,901
  Less accumulated depreciation and amortization............     (13,755)      (14,349)
                                                                --------      --------
     Net property and equipment.............................      19,176        29,552
                                                                --------      --------
Excess of cost over net assets acquired, less accumulated
  amortization of $730 and $448.............................       7,340         7,622
Other assets................................................         851           415
                                                                --------      --------
     TOTAL ASSETS...........................................    $ 35,507      $ 46,304
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................    $    312      $    349
  Accounts payable..........................................         788         2,299
  Accrued liabilities.......................................       1,234         2,366
  Guaranteed obligation of Employee Stock Ownership Plan....         203           244
  Line of credit............................................       3,817         5,242
  Current maturities of long-term debt with unrelated
     parties................................................       2,752         4,922
  Current maturities of long-term debt with related party...         995           995
  Current maturities of capital lease obligations with
     unrelated parties......................................       2,696         2,596
  Current maturities of capital lease obligations with
     related parties........................................         669         1,303
                                                                --------      --------
     Total current liabilities..............................      13,466        20,316
  Long-term debt with unrelated parties, less current
     maturities.............................................       3,745         5,767
  Long-term debt with related party, less current
     maturities.............................................       1,550         2,545
  Capital lease obligations with unrelated parties, less
     current maturities.....................................       2,787         6,163
  Capital lease obligations with related parties, less
     current maturities.....................................         144           327
  Deferred income taxes.....................................       1,006           655
                                                                --------      --------
     Total liabilities......................................      22,698        35,773
Stockholders' equity:
  Common stock, $.0001 par value, 10,000,000 shares
     authorized, 4,539,735 and 3,953,077 shares issued and
     outstanding............................................          --            --
  Additional paid-in capital................................      16,565        14,598
  Guarantee of Employee Stock Ownership Plan obligation.....        (203)         (244)
  Accumulated deficit.......................................      (3,553)       (3,823)
                                                                --------      --------
     Total stockholders' equity.............................      12,809        10,531
                                                                --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $ 35,507      $ 46,304
                                                                ========      ========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 1997           1996           1995
                                                                 ----           ----           ----
NET REVENUES...............................................    $  65,170      $  77,365      $  67,748
OPERATING EXPENSES:
  Salaries, wages and benefits.............................       23,403         27,109         24,352
  Fuel.....................................................       10,867         13,350         10,532
  Purchased transportation.................................       11,185         10,772          7,148
  Supplies and maintenance.................................        6,317          7,032          6,369
  Depreciation and amortization............................        5,354          8,547          7,887
  Taxes and licenses.......................................        1,667          2,073          1,762
  Insurance................................................        2,079          2,838          2,784
  Communications and utilities.............................          821            818            809
  (Gain) loss on disposition of equipment..................         (905)         1,165           (323)
  Litigation settlement....................................           --            150             --
  Polar restructuring expense..............................           --            490             --
  Investment write-off.....................................           --            100             --
  Writedown of equipment to net realizable value...........           --          1,155             --
  Severance expense........................................           --             81             --
  Merger consummation costs................................           --             --          1,269
  Other....................................................        1,545          2,298          1,297
                                                               ---------      ---------      ---------
     Total operating expenses..............................       62,333         77,978         63,886
                                                               ---------      ---------      ---------
OPERATING INCOME (LOSS)....................................        2,837           (613)         3,862
OTHER (EXPENSES) INCOME:
  Interest expense.........................................       (2,128)        (3,464)        (4,069)
  Amortization of debt issuance cost.......................           --             --           (447)
  Other....................................................           67            136            127
                                                               ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM.......................................          776         (3,941)          (527)
INCOME TAX PROVISION (BENEFIT).............................          506         (1,321)           538
                                                               ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................          270         (2,620)        (1,065)
  Loss on extinguishment of debt, net of income tax benefit
     of $134...............................................           --             --            261
                                                               ---------      ---------      ---------
NET INCOME (LOSS)..........................................    $     270      $  (2,620)     $  (1,326)
                                                               =========      =========      =========
Basic and diluted net income (loss) per share:
  Income (loss) before extraordinary item..................    $    0.06      $   (0.67)     $   (0.28)
  Extraordinary item.......................................           --             --          (0.07)
                                                               ---------      ---------      ---------
  Net income (loss)........................................    $    0.06      $   (0.67)     $   (0.35)
                                                               =========      =========      =========
Weighted average common shares outstanding.................    4,273,842      3,928,596      3,750,914
                                                               =========      =========      =========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            GUARANTEE
                                                                           OF EMPLOYEE
                                                                              STOCK
                                            COMMON STOCK                    OWNERSHIP    DEFERRED     RETAINED
                                          $.0001 PAR VALUE    ADDITIONAL      PLAN         DEBT       EARNINGS          TOTAL
                                         ------------------    PAID-IN      ("ESOP")     ISSUANCE   (ACCUMULATED)   STOCKHOLDERS'
                                          SHARES     AMOUNT    CAPITAL     OBLIGATION      COST       (DEFICIT)        EQUITY
                                          ------     ------   ----------   -----------   --------   -------------   -------------
Balance at December 31, 1994...........  3,267,550    $--      $ 9,255        $(621)      $(447)       $   123         $ 8,310
Issuance of shares in connection with
  AG Carriers acquisition..............    120,075     --        1,045           --          --             --           1,045
Reduction in Guarantee of ESOP
  obligation...........................         --     --           --          287          --             --             287
Exchange of Polar 8% subordinated notes
  payable..............................         --     --        1,116           --          --             --           1,116
Issuance of shares in connection with
  Polar initial public offering........    558,805     --        3,020           --          --             --           3,020
Amortization of debt issuance cost.....         --     --           --           --         447             --             447
Issuance of other shares...............        677     --            6           --          --             --               6
Net loss...............................         --     --           --           --          --         (1,326)         (1,326)
                                         ---------    ---      -------        -----       -----        -------         -------
Balance at December 31, 1995...........  3,947,107     --       14,442         (334)         --         (1,203)         12,905
Escrow shares retired in connection
  with litigation settlement...........    (34,030)    --           --           --          --             --              --
Exercise of stock options..............     40,000     --          156           --          --             --             156
Reduction in Guarantee of ESOP
  obligation...........................         --     --           --           90          --             --              90
Net loss...............................         --                  --           --          --         (2,620)         (2,620)
                                         ---------    ---      -------        -----       -----        -------         -------
Balance at December 31, 1996...........  3,953,077     --       14,598         (244)         --         (3,823)         10,531
Exercise of Series A warrants..........     41,100     --          100           --          --             --             100
Common stock issued for options
  exercised............................      5,000     --           18           --          --             --              18
Common stock issued in private
  placement............................    540,558     --        1,849           --          --             --           1,849
Reduction in Guarantee of ESOP
  obligation...........................         --     --           --           41          --             --              41
Net income.............................         --     --           --           --          --            270             270
                                         ---------    ---      -------        -----       -----        -------         -------
Balance at December 31, 1997...........  4,539,735    $--      $16,565        $(203)      $  --        $(3,553)        $12,809
                                         =========    ===      =======        =====       =====        =======         =======

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $   270    $ (2,620)   $ (1,326)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation.........................................      5,072       8,277       7,660
       Amortization.........................................        282         270         759
       Writedown of equipment to net realizable value.......         --       1,155          --
       (Gain) loss on disposition of equipment..............       (905)      1,165        (323)
       Deferred income taxes................................        351      (1,321)        404
       Extraordinary item-extinguishment of debt............         --          --         118
       Changes in other operating items:
         Trade receivables..................................      1,233        (228)       (426)
         Prepaid expenses and other assets..................     (1,094)       (179)        138
         Accounts payable...................................     (1,511)       (675)       (244)
         Accrued liabilities................................     (1,132)        691         680
                                                                -------    --------    --------
           Net cash provided by operating activities........      2,566       6,535       7,440
                                                                -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions:
    Revenue equipment.......................................     (2,273)       (102)     (1,432)
    Building, office equipment and other....................       (324)       (382)     (1,297)
  Proceeds from the sale of equipment.......................      8,806       8,615       2,325
  Purchase of AG Carriers net of cash acquired..............         --          --      (2,974)
                                                                -------    --------    --------
           Net cash provided by (used in) investing
              activities....................................      6,209       8,131      (3,378)
                                                                -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on line of credit.............     (1,425)      2,383       2,044
  Principal payments on subordinated debt...................         --          --      (1,117)
  Borrowings on long-term debt with unrelated parties.......         --         800       5,228
  Principal payments on long-term debt with unrelated
    parties.................................................     (4,192)    (12,689)    (12,770)
  Principal payments on long-term debt with related party...       (995)       (938)       (498)
  Principal payments on capital leases with unrelated
    parties.................................................     (3,276)     (4,356)     (2,426)
  Principal payments on capital leases with related
    parties.................................................       (817)       (874)       (579)
  Proceeds from exercise of stock options and warrants......        118         156          --
  Proceeds from issuance of common stock....................      1,849          --       3,215
                                                                -------    --------    --------
           Net cash used in financing activities............     (8,738)    (15,518)     (6,903)
                                                                -------    --------    --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (CASH OVERDRAFT).........................         37        (852)     (2,841)
CASH AND CASH EQUIVALENTS
(CASH OVERDRAFT):
  Beginning of year.........................................       (349)        503       3,344
                                                                -------    --------    --------
  End of year...............................................    $  (312)   $   (349)   $    503
                                                                =======    ========    ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid.............................................    $ 2,068    $  3,424    $  3,940
                                                                =======    ========    ========
  Income taxes paid.........................................    $    55    $     --    $    103
                                                                =======    ========    ========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

1. DESCRIPTION OF THE BUSINESS

     Aasche Transportation Services, Inc. (the "Company"), through its wholly-owned operating subsidiaries is a 58-year old non-union motor carrier specializing in truckload transportation of perishable consumer products, principally items requiring refrigeration, throughout the continental United States.

PURCHASE OF AG TRANSPORTATION SERVICE, INC. AND AG. CARRIERS, INC.

     On May 16, 1995 the Company purchased all of the outstanding common stock of AGC Transportation Service, Inc. and the net assets of AG. Carriers, Inc. (collectively, AG Carriers) in exchange for $11,250 consisting of $5,275 cash, $1,000 in the Company's common stock (115,075 shares) and two notes payable in the amount of $4,975. The acquisition was accounted for as a purchase and accordingly, the 1995 consolidated statement of operations, includes the results of AG Carriers for the seven and a half month period from the date of its acquisition.

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

     The following unaudited pro forma consolidated statement of operations is based on certain amounts derived from the audited consolidated financial statements of AG Carriers and the Company for the year ended December 31, 1995 (the financial statements of the Company include the results of Polar Express Corporation, see "Merger With Polar Express Corporation" below), and assumes that the acquisition of the assets and liabilities of AG Carriers occurred on January 1, 1994. The pro forma statement is not necessarily

                      AASCHE TRANSPORTATION SERVICES, INC.

indicative of the results of operations which would have occurred had the acquisition taken place on January 1, 1994 or of future results of the consolidated operations of AG Carriers and the Company.

Net revenues................................................        $73,976
Operating expenses..........................................         69,214
                                                                  ---------
Operating income............................................          4,762
Other (expenses) income:
  Interest expenses.........................................         (4,374)
  Amortization of debt issuance cost........................           (447)
  Interest income...........................................            184
                                                                  ---------
                                                                     (4,637)
                                                                  ---------
Income before income taxes and extraordinary item...........            125
Income tax provisions.......................................            799
                                                                  ---------
Loss before extraordinary item..............................           (674)
Loss on extinguishment of debt..............................           (261)
                                                                  ---------
Net loss....................................................         $ (935)
                                                                  =========
Basic and diluted net loss per common share:
  Loss before extraordinary item............................        $ (0.17)
  Extraordinary loss........................................          (0.07)
                                                                  ---------
  Net loss..................................................        $ (0.24)
                                                                  =========
Weighted average common shares outstanding..................      3,905,015
                                                                  =========

MERGER WITH POLAR EXPRESS CORPORATION

     On December 22, 1995, the Company completed a merger, pursuant to which Polar Express Corporation ("Polar") became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, 1,401,355 shares of the Company's common stock were issued in exchange for all of the outstanding common shares and unit purchase options of Polar. Approximately 5% of these shares were held in an escrow account to cover liability and litigation costs related to the litigation described in Note 13. In addition, the Company issued 1,006,905 warrants to purchase the Company's common stock in exchange for all the outstanding warrants of Polar. In January 1997, 41,100 of these warrants were exercised. The transaction costs associated with the merger (consisting primarily of legal, accounting and advisory fees) resulted in a nonrecurring charge of $1,269 which was recorded in the fourth quarter of 1995, and is included as an operating expense. The merger was accounted for as a pooling of interests. Accordingly, the accompanying 1995 consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of the merged entities.

     In connection with the acquisition of Polar Express, Inc. ("PEI") by Polar in September 1994, Polar incurred a one-time, non-cash deferred debt issuance cost of $2,233 resulting from the issuance of 1,000,000 shares of Polar common stock to subordinated note holders, of which $1,786 was expensed in the fourth quarter of 1994 and $447 was expensed in the first quarter of 1995.

     In April 1997, Polar was merged into ATI and renamed ATI's Southwest Division. The merger was accounted for similar to a pooling of interests.

                      AASCHE TRANSPORTATION SERVICES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries, Asche Transfer, Inc. ("ATI"), AG Carriers and Double A Development, Inc. ("Double A") (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue is recognized when the freight leaves the terminal. Cost and related expenses are recorded when the related revenue is recognized. Management has concluded that the difference between the Company's method of recognizing revenue and a prescribed method does not result in a material difference in reported quarterly or annual net income and related per share amounts.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired in connection with the acquisition of AG Carriers ($6,237) is amortized on a straight-line basis over 30 years. The excess of cost over net assets acquired resulting from the September 1994 acquisition of PEI by Polar ($1,833) is amortized on a straight line basis over 25 years. The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost over net assets acquired will be reduced by the estimated shortfall of cash flows.

                      AASCHE TRANSPORTATION SERVICES, INC.

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

COMMON SHARE DATA

     Basic income per share is computed using the weighted average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive.

     Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share," accordingly, all references in these financial statements to earnings per share, diluted earnings per share and related weighted average shares have been restated to reflect this adoption. Diluted weighted average shares outstanding for 1997 in connection with options and warrants amount to 61,585 shares. In 1996 and 1995, the weighted average shares outstanding related to options and warrants are antidilutive and, accordingly, are not included in the per share calculations.

RECENT ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Company will adopt SFAS No. 131 in fiscal 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues.

     Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

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

                      AASCHE TRANSPORTATION SERVICES, INC.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                               1997        1996
                                                               ----        ----
Land and Land Improvements...............................    $    595    $    548
Buildings................................................       2,032       1,982
Motor carrier equipment..................................      15,495      23,757
Motor carrier equipment under capital leases:
  Unrelated parties......................................      10,520      13,097
  Related parties........................................       2,758       3,160
Other equipment, furniture, and fixtures.................       1,531       1,357
                                                             --------    --------
                                                               32,931      43,901
Less: Accumulated depreciation and amortization..........     (13,755)    (14,349)
                                                             --------    --------
                                                             $ 19,176    $ 29,552
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

     In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which reduced expenses $618 and increased net income $383 during the year ended December 31, 1997 ($0.09 net income per common share). The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The book values of the equipment totaling $6,329 were removed from the balance sheet with the resulting loss of $1,043, $647 after-tax ($0.16 net loss per common share) recorded in 1996.

     In February 1997, the Company entered into an agreement to sell 68 Polar tractors and 141 Polar trailers for $4,592. The transaction generated $1,373 in net cash proceeds to the Company with no significant earnings effect in 1997. The transaction was completed in March 1997.

     The Company financed motor carrier equipment purchases with long-term notes payable of $8,043 during the year ended December 31, 1995.

4. LINE OF CREDIT

     The Company maintains a revolving line of credit with a financial institution which provides for a maximum funding of $6,000 based on a percentage of eligible trade receivables. At December 31, 1997, the Company had borrowings of $3,817 outstanding, with a maximum remaining availability of $540. The line bears interest at the prime rate (8.5% at December 31, 1997) for the first $2,000 and the prime rate plus one half of one percent on the balance above $2,000. The line is renewable on May 30, 1998. The line of credit is collateralized by trade receivables. The Company is subject to certain restrictive covenants related to the line of credit, which include maintaining a specified debt service coverage ratio, debt to equity ratio, a specified tangible net worth and a restriction on the payment of dividends and stock redemptions.

                      AASCHE TRANSPORTATION SERVICES, INC.

5. LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                              1997      1996
                                                              ----      ----
6.40% to 9.25% notes payable to unrelated parties due, in
  various monthly installments through the year 2001.......  $ 5,512   $10,689
8.00% note payable to a related party, due in quarterly
  installments of $249 through May 16, 2000................    2,545     3,540
Other......................................................      985        --
                                                             -------   -------
Total long-term debt.......................................    9,042    14,229
Less; current maturities...................................   (3,747)   (5,917)
                                                             -------   -------
Long-term debt, less current maturities....................  $ 5,295   $ 8,312
                                                             =======   =======

     On December 29, 1995, the Company fully extinguished certain secured obligations of Polar totaling $4,937, and refinanced such debt with another lender, substantially lowering its overall interest rate. As a result of the early retirement, the Company accelerated amortization of unamortized debt issuance costs and incurred prepayment penalties totaling approximately $395, which has been presented as an extraordinary item in the consolidated statement of operations, with associated tax benefits of $134.

     Notes payable to unrelated parties are secured by the related motor carrier equipment.

     The note payable to a related party resulted from the acquisition of AG Carriers (Note 1) and is unsecured.

     The principal maturities of long-term debt as of December 31, 1997, are as follows:

1998........................................................  $3,747
1999........................................................   2,967
2000........................................................   1,283
2001........................................................     148
2002........................................................      28
Thereafter..................................................     869
                                                              ------
                                                              $9,042
                                                              ======

                      AASCHE TRANSPORTATION SERVICES, INC.

6. COMMITMENTS

     At December 31, 1997 the Company was obligated for future rentals under capital and operating leases, as follows:

                                                   CAPITAL       CAPITAL
                                                 LEASES WITH   LEASES WITH
                                                  UNRELATED      RELATED     OPERATING
                                                   PARTIES       PARTIES      LEASES
                                                 -----------   -----------   ---------
1998...........................................    $3,218         $707        $ 4,290
1999...........................................     2,475          147          3,934
2000...........................................       734           --          2,871
2001...........................................        --           --            604
                                                   ------         ----        -------
                                                    6,427          854        $11,699
                                                                              =======
Amounts representing interest..................      (944)         (41)
                                                   ------         ----
Present value of minimum lease payments,
  including current portion of $2,696 and $669
  respectively.................................    $5,483         $813
                                                   ======         ====

     Rent expense under operating leases amounted to $3,748, $1,687 and $617 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The capital leases with unrelated parties contain purchase options under which the Company is required to purchase the equipment for a defined residual amount, ranging from 20% to 40%, at the end of the lease term.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT OFFERING

     In July 1997, the Company completed a private placement offering of 540,558 shares of common stock at a price of $3.70 per share. The offering was made solely to accredited investors. The net proceeds of approximately $1,849, including issuance costs of $51, were used to reduce outstanding indebtedness and for general corporate purposes.

STOCK OPTION AGREEMENTS

     On September 23, 1994, the Company entered into five-year employment and stock option agreements with certain stockholders/officers of the Company under which the stockholders/officers will be granted stock options to acquire up to 78,000 shares of common stock of the Company at exercise prices ranging from $8.75 per share to $9.50 per share during the period from January 1, 1995 to January 1, 1998, as defined in the agreement. The options shall expire upon the first to occur: seven years after the date of grant of such options; or, the date as of which the stockholder/officer shall cease, for any reason, to be an officer of the Company. At

                      AASCHE TRANSPORTATION SERVICES, INC.

December 31, 1997, 1996 and 1995, options to purchase 54,000, 33,000 and 15,000 shares respectively, have been granted, at exercise prices ranging from $8.75 per share to $9.25 per share, under the employment and stock option agreements, of which none have been exercised.

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

     The following table summarizes the activities under the Incentive Plan for the three years ended December 31, 1997:

                                                              OPTIONS OUTSTANDING
                                    OPTIONS       --------------------------------------------
                                 AVAILABLE FOR                 EXERCISE       WEIGHTED-AVERAGE
                                     GRANT        SHARES      PRICE RANGE      EXERCISE PRICE
                                 -------------    ------      -----------     ----------------
Balance December 31, 1994....        21,600        28,400            $7.00         $7.00
  Options granted............       (41,717)       41,717    $6.12 - $8.81         $8.60
  Options canceled...........         2,950        (2,950)           $7.00         $7.00
  Increase in shares
     reserved................       100,000            --
                                    -------       -------
Balance December 31, 1995....        82,833        67,167    $6.12 - $8.81         $7.99
                                    -------       -------
  Options granted............       (45,000)       45,000    $3.75 - $4.63         $4.10
  Options canceled...........        50,167       (50,167)   $4.63 - $7.00         $6.55
                                    -------       -------
Balance December 31, 1996....        88,000        62,000    $3.75 - $8.81         $6.34
                                    -------       -------
  Options granted............       (20,000)       20,000            $4.25         $4.25
  Options canceled...........        11,200       (11,200)   $7.00 - $7.66         $7.50
                                    -------       -------
Balance December 31, 1997....        79,200        70,800    $3.75 - $8.81         $6.76
                                    =======       =======

     The exercise price of each option must be at least equal to the fair market value of the common stock on the date the stock option is granted. These options will vest 18 months following the date of grant, provided the optionee remains an employee of the Company. The maximum term of options granted under the Incentive Plan generally is ten years. No options were exercised in 1997, 1996 or 1995. The weighted-average fair value of options granted during 1997, 1996 and 1995 is $4.25, $4.00 and $3.21, respectively. At December 31, 1997, the weighted-average remaining contractual life of the options is 8.38 years.

     On September 23, 1994, the Company adopted a stock option plan (Non-Employee Directors and Advisors Plan) for the benefit of directors and advisors who are not employees of the Company. Each eligible director and advisor at the adjournment of each annual meeting held was automatically granted options to purchase 5,000 shares of the Company's common stock at an exercise price per share equal to 125% of the closing price of the common stock on the date of the grant. In May 1996, the plan was amended whereby options granted under the plan are granted at an exercise price per share equal to the closing price of the common stock on the date of grant. An option may be exercised at any time within 10 years from the date of grant. At December 31, 1997, 1996 and 1995, options to purchase 55,000, 40,000 and 25,000 shares, respectively have been granted at prices ranging from $3.75 to $10.94, of which 5,000 options were exercised at a price per share of $3.75 in May 1997. No options were exercised in 1996 or 1995.

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

                      AASCHE TRANSPORTATION SERVICES, INC.

termination, 40,000 options had vested. In August 1996, these options were exercised at a price per share of $3.89.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued options to purchase 150,015 shares of the Company's common stock in exchange for 365,000 options to purchase Polar stock, which were originally granted on February 8, 1995. Such options were exercisable at $7.66 per share. Of these options, 102,750 vested at 33 1/3% per year commencing one year from the date of grant, and the balance of 47,265 vested at 25% per year commencing one year from the date of grant. During 1996, the 102,750 options that vested at 33 1/3% per year were canceled in connection with a separation agreement and 32,880 of the 47,265 options that vest at 25% per year were canceled. During 1997, the remaining 14,385 options were canceled.

     On December 22, 1995, pursuant to the Polar merger agreement, options to purchase 100,000 shares of the Company's common stock were granted to Polar's former chief financial officer, under the 1995 Incentive Stock Option Plan (the "1995 ISO Plan"). The exercise price of these options was $6.12 per share, and such options vested in cumulative annual increments of 25,000 shares commencing June 30, 1996. During 1996, his employment was terminated and these options were canceled. In accordance with a separation agreement between the employee and the Company, options to purchase 60,000 shares of the Company's common stock at an exercise price per share of $4.88 were granted, of which none have been exercised. These options expire on August 25, 1999.

     In accordance with a separation agreement entered into between a former consultant of the Company and the Company in July 1996, options to purchase 50,000 shares of the Company's common stock at an exercise price per share of $4.06 were granted, of which none have been exercised. These options expire on March 31, 1998.

     On May 15, 1996, the Company entered into a five-year employment and stock option agreement, under which its current chief financial officer may acquire up to 200,000 shares of common stock of the Company at an exercise price per share of $3.75. On May 15, 1996, 100,000 options vested and the remainder vest in annual increments of 20,000 shares per year commencing May 15, 1997. The options shall expire on the earlier of: ten years after the date of grant of such options; or, a date up to six months, as defined in the agreement, subsequent to which the chief financial officer shall cease, for any reason, to be an employee of the Company. No options under this agreement have been exercised.

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

     The weighted-average fair value of all options granted during 1997, 1996 and 1995, excluding those options granted under the Incentive Plan, was $5.16, $4.00 and $4.56 respectively. At December 31, 1997, the weighted-average remaining contractual life of all options, excluding those options granted under the Incentive Plan, is 6.05 years.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.00%, 6.34% and 6.75%; volatility factors of the expected market price of the Company's common stock of 46.9%, 55.1% and 45.5%; and a weighted-average expected life of the option of 2.4 years, 3.5 years and 3.5 years, respectively; and no dividend yield.

                      AASCHE TRANSPORTATION SERVICES, INC.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1997      1996       1995
                                                         ----      ----       ----
Net income (loss)....................................    $ 143    $(3,010)   $(1,505)
Basic and diluted net income (loss) per common
  share..............................................     0.04      (0.77)     (0.39)

EMPLOYEE STOCK OWNERSHIP PLAN

     In October 1994, the Company amended and restated the 401(k) Plan to include as a part of the 401(k) Plan an Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees of the Company (see Note 11). Company matching contributions and any dividends received may be used by the ESOP to purchase common stock for the account of the participants. The Company may also make discretionary contributions to the ESOP for the purchase of common stock. In December 1994, the ESOP borrowed $621 from a bank to purchase 75,000 shares of common stock from the stockholders. These shares are held in escrow and are released by the tender to participants' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP, which bears interest at prime, is guaranteed by the Company and is considered unearned employee benefit expense. The Company's guarantee of the ESOP loan has been recorded as a reduction of stockholders' equity in the accompanying balance sheet at December 31, 1997 and 1996. The Company made no contributions to the ESOP in 1997, 1996 or 1995.

     In December 1994, the Company implemented an Employee Stock Purchase Plan
(ESPP) for the benefit of all eligible employees of the Company. Participants of the ESSP may contribute "after-tax" compensation through payroll deductions. The Company was required to provide a 25% matching contribution. In April 1996, the plan was amended to eliminate the Company matching contribution.

WARRANTS

     On September 23, 1994, the Company issued to the underwriter of the initial public offering, for nominal consideration, warrants to purchase up to 53,125 shares of common stock of the Company. All such warrants will be exercisable during the four-year period commencing on September 23, 1995 at an exercise price of 125% of the initial public offering price. At December 31, 1997, all warrants remained outstanding.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 41,100 Series A warrants to purchase the Company's common stock, in exchange for all outstanding Series A warrants of Polar. The warrants were exercisable at $2.43 per share through February 8, 2000. In January 1997, all 41,100 Series A Warrants were exercised.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 965,805 Series B warrants to purchase the Company's common stock, in exchange for all outstanding Series B warrants of Polar. At December 31, 1997, all such warrants remain outstanding. The warrants are exercisable at $7.91 per share through February 8, 2000, and are redeemable by the Company for approximately $.02 if the closing price of the Company's common stock exceeds $11.86 for any 20 consecutive trading days commencing February 9, 1996.

                      AASCHE TRANSPORTATION SERVICES, INC.

     In connection with the private placement offering in July 1997, the Company issued warrants to purchase 54,070 shares of common stock at an exercise price of $4.625 per share to accredited investors and warrants to purchase 54,056 shares of common stock at an exercise price of $5.55 per share to the placement agent.

9. INCOME TAXES

     Details of the provision (benefit) for income taxes are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                   1997          1996         1995
                                                   ----          ----         ----
Current:
  Federal.......................................  $ 1,883       $    --       $ --
  State.........................................      251            --         --
  Utilization of carryforwards..................   (1,979)           --         --
                                                  -------       -------       ----
Total current...................................      155            --         --
Deferred:
  Federal.......................................      310        (1,156)       466
  State.........................................       41          (165)        72
                                                  -------       -------       ----
Total deferred..................................      351        (1,321)       538
                                                  -------       -------       ----
Income tax provision before extraordinary
  item..........................................      506        (1,321)       538
Tax benefit of extraordinary item...............       --            --       (134)
                                                  -------       -------       ----
                                                  $   506       $(1,321)      $404
                                                  =======       =======       ====

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rates to income before income taxes due primarily to:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                    1997        1996         1995
                                                    ----        ----         ----
Income tax at statutory federal rate..............  $263       $(1,340)      $(268)
Effect of:
  Amortization of debt issuance cost..............    --            --         152
  Tax loss on note exchange.......................    --            --        (169)
  Nondeductible merger consummation costs.........    --            --         431
  State income taxes, net of federal benefit......    37          (192)         48
  Other, net......................................   206           211         210
                                                    ----       -------       -----
                                                    $506       $(1,321)      $ 404
                                                    ====       =======       =====

     At December 31, 1997, the Company has approximately $423 of alternative minimum tax credits available that can be carried forward indefinitely to offset future income taxes. The Company also has unused net operating loss carryforwards of approximately $1,800 which expire between 2004 and 2010. As a result of Polar's purchase of PEI, Polar's subsequent initial public offering, and the Merger (Note 1), utilization of certain net operating loss carryforwards are subject to annual limitations.

                      AASCHE TRANSPORTATION SERVICES, INC.

     Temporary differences which result in deferred tax assets (liabilities) are as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                            1997          1996
                                                            ----          ----
Deferred tax assets:
  Allowance for doubtful accounts and driver advances....  $    27       $    27
  Accrued expenses.......................................        8            13
  Net operating loss carryforwards.......................      687         2,666
  Alternative minimum tax credits........................      423           356
                                                           -------       -------
                                                             1,145         3,062
Deferred tax liabilities:
  Basis of intangible assets.............................     (227)         (164)
  Basis of revenue equipment.............................   (1,411)       (3,171)
  Basis of capitalized leases............................     (390)         (313)
  Revenue taxed on in transit shipments..................      (15)          (15)
  Other..................................................      (83)          (29)
                                                           -------       -------
                                                            (2,126)       (3,692)
                                                           -------       -------
Net deferred tax liability...............................  $  (981)      $  (630)
                                                           =======       =======

10. RELATED PARTY TRANSACTIONS

     The Company currently leases certain of its revenue equipment from related parties. Payments to related parties on capital lease obligations in 1997, 1996 and 1995 were $817, $874 and $1,016, respectively.

11. EMPLOYEE BENEFIT PLAN

     Each of the Company's subsidiaries and divisions has its own profit-sharing and 401(k) plans covering substantially all full-time employees after one year of service. The table below illustrates the key elements of each plan.

                                                          SOUTHWEST
                                                 ATI   DIVISION OF ATI  AG CARRIERS
                                                 ---   ---------------  -----------
Matching contribution..........................   50%  Discretionary         50%
Participant's maximum contribution eligible for
  matching.....................................    6%       N/A               3%
Discretionary company contributions allowed....  Yes        Yes             Yes
Company contribution 1997......................  $76        $--             $28
Company contribution 1996......................  $79        $--             $18
Company contribution 1995......................  $62        $30             $ 8

12. MAJOR CUSTOMERS

     For the year ended December 31, 1995, one customer (S.C. Johnson Wax) accounted for 12% of the net revenues of the Company.

13. LITIGATION SETTLEMENT

     In May 1996, the Company settled all outstanding litigation related to Polar's acquisition of PEI for $150, or $0.02 net loss per common share. This amount does not include the Company's legal costs incurred related to its defense of this matter, which had been expensed as incurred and had not been included in the settlement amount.

                      AASCHE TRANSPORTATION SERVICES, INC.

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

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                                  THREE MONTHS ENDED
                                               --------------------------------------------------------
                                                MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                --------      -------     ------------    -----------
1997(1)
Net revenues.................................    $17,313      $16,799       $15,658         $15,400
Operating income.............................        686        1,034           541             576
Net income...................................         36          161             3              70
Net income per common share..................    $  0.01      $  0.04       $  0.00         $  0.02

                                                                  THREE MONTHS ENDED
                                               --------------------------------------------------------
                                               MARCH 31(2)   JUNE 30(3)   SEPTEMBER 30   DECEMBER 31(4)
                                               -----------   ----------   ------------   --------------
1996
Net revenues.................................    $19,038      $20,051       $19,881         $18,395
Operating income (loss)......................        972          848         1,013          (3,446)
Net income (loss)............................         71          (45)          135          (2,780)
Net income (loss) per common share...........    $  0.02      $ (0.01)      $  0.03         $ (0.70)

-------------------------
(1) Net income for the three months ended March 31, 1997, June 30, 1997 and September 30, 1997 have been restated from the amounts that were originally reported of $64, $285 and $5, respectively, due to a restatement of the income tax provision for the respective periods resulting in restated net income per common share from amounts previously reported of $0.02 and $0.07 for the three months ended March 31, 1997 and June 30, 1997, respectively.

(2) Includes the effects of the litigation settlement (See Note 13).

(3) Includes the effects of the restructuring charge (See Note 14).

(4) Includes the effects of the sale leaseback transaction and the write-down of equipment to net realizable value (See Note 3).

16. SUBSEQUENT EVENTS

     On January 30, 1998, the Company purchased the net assets of the municipal solid waste transport division of Jack Gray Transport, Inc. (the "Waste Transport Business") for $30,200 in cash. The Waste Transport Business will be operated through Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, headquartered in Portage, Indiana. The Company also issued 825,000 options to purchase the Company's common stock at prices ranging from $3.94 to $4.88 to key employees of STS. In conjunction with the acquisition, the Company will record approximately $4,250 in cost in excess of net assets acquired. As of December 31, 1997, $485 in prepaid acquisition costs were paid by the Company and recorded

                      AASCHE TRANSPORTATION SERVICES, INC.

on the accompanying balance sheet. The acquisition will be accounted for as a purchase and accordingly, the 1998 consolidated statement of operations will include the results of STS from the date of its acquisition.

     The acquisition by STS was financed with an $18,000 senior bank credit facility, $13,375 of subordinated debt, $2,125 of which was issued to related parties (primarily directors), and $500 of common stock in exchange for a 10% ownership interest in STS. In connection with the issuance of the subordinated debt, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share was issued to various investors, including related parties (primarily directors), and warrants to acquire an additional 10% of STS common stock were issued for a nominal cost.

     In addition, if the internal rate of return ("IRR") of an $8,000 subordinated debt investment is less than 24%, STS is required to issue warrants to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. The $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date.

     STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Browning-Ferris and Republic Waste Industries. Under the exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. STS services these waste contracts from terminals in the following metropolitan areas: Portland, Oregon; Long Island, New York; Los Angeles, California; Phoenix, Arizona; Nashville, Tennessee; Seattle, Washington; Greensboro, North Carolina; and Spartanburg, South Carolina; and Atlanta, Georgia.

     The former executive vice president of Jack Gray Transport, Inc. who organized the waste transport division of Jack Gray Transport, Inc. in 1983, has entered into a five year employment agreement to serve as the President of STS. This former executive vice-president has served as a member of the Company's Board of Directors since July 1996.

     STS will be operated as a stand-alone business unit separate from the Company's existing temperature-controlled operations.

     The following unaudited pro forma statements of operations data are based on certain amounts derived from the audited statements of operations of the Waste Transport Business for the nine months ended September 30, 1997 and the year ended December 31, 1996 and the unaudited consolidated statements of operations of the Company for the nine months ended September 30, 1997 and the audited consolidated statements of operations for the year ended December 31, 1996, and assumes in each case, that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1996. The following unaudited pro forma balance sheet data is based on certain amounts derived from the audited balance sheet of the Waste Transport Business at September 30, 1997 and the unaudited balance sheet of the Company at September 30, 1997, and assumes that the acquisition of the net assets of the Waste Transport Business occurred on September 30, 1997. The pro forma statements are not necessarily indicative of the results of operations or financial position which would have occurred had the acquisition taken place on January 1, 1996 or

                      AASCHE TRANSPORTATION SERVICES, INC.

September 30, 1997, respectively, or of future results of the consolidated operations or financial position of STS and the Company.

PRO FORMA STATEMENTS OF OPERATIONS DATA (UNAUDITED):

                                                             NINE MONTHS ENDED        YEAR ENDED
                                                             SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                             ------------------   -----------------
Net revenues...............................................       $75,334              $107,981
Operating income...........................................         5,052                 2,291
Loss before income tax benefit.............................          (156)               (5,817)
Net loss...................................................          (236)               (3,746)
Basic and diluted net loss per share.......................         (0.06)                (0.95)

PRO FORMA BALANCE SHEET DATA (UNAUDITED):

                                                                                   SEPTEMBER 30, 1997
                                                                                   ------------------
Current assets.............................................                             $  9,673
Total assets...............................................                               75,054
Current liabilities........................................                               17,536
Long-term debt, excluding current maturities...............                               39,949
Stockholder's equity.......................................                               13,392
Total liabilities and stockholders' equity.................                               75,054

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION                             PAGE
    -------                              -----------                             ----
     2.1         Agreement and Plan of Merger among Registrant, Asche Newco,
                 Inc. and Polar Express Corporation, dated July 12, 1995(1)
     2.2         Amendment No. 1 to Agreement and Plan of Merger among
                 Registrant, Asche Newco, Inc. and Polar Express Corporation,
                 dated November 10, 1995(1)
     3.1         Certificate of Incorporation of Registrant(2)
     3.1  (a)    Amendment to Certificate of Incorporation of Registrant(2)
     3.2         By-laws of Registrant(2)
     4.1         Specimen Common Stock Certificate(2)
    10.1         Employment and Stock Option Agreement between Registrant and
                 Kevin M. Clark dated September 23, 1994(2)
    10.2         Employment and Stock Option Agreement between Registrant and
                 Larry L. Asche dated September 23, 1994(2)
    10.3         Employment and Stock Option Agreement between Registrant and
                 Diane L. Asche dated September 23, 1994(2)
    10.4         Asche Transfer, Inc. Retirement and Savings Plan(2)
    10.5         Key Employee Incentive Stock Option Plan as adopted on
                 September 23, 1994(3)
    10.6         Non-Employee Directors and Advisors Plan as adopted on
                 September 23, 1994(4)
    10.7         Second Amendment to Key Employee Incentive Stock Option Plan
                 effective as of July 26, 1995(5)
    10.8         Non-Employee Directors and Advisors Plan as adopted on
                 September 23, 1994(3)
    10.9         First Amendment to Non-Employee Directors and Advisors Plan
                 effective as of April 12, 1995(4)
    10.10        Restated Aasche Transportation Services, Inc. Employees'
                 Stock Ownership Trust as adopted on September 22, 1994(3)
    10.11        Amended and Restated Aasche Transportation Services, Inc.
                 Employees' Stock Ownership Plan as adopted on September 22,
                 1994(3)
    10.12        First Amendment to the Amended and Restated Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Plan as adopted on October 24, 1994(3)
    10.13        Second Amendment to the Amended and Restated Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Plan as adopted on November 15, 1994(3)
    10.14        Third Amendment to the Amended and Restated Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Plan as restated effective as of September 22, 1994, dated as of August 10, 1995(9)
    10.15        The Aasche Transportation Services, Inc. Employee Stock
                 Purchase Plan(6)
    10.16        Second Amendment to Aasche Transportation Services, Inc.
                 Employee Stock Purchase Plan effective as of May 1, 1996(9)
    10.17        First Amendment to Aasche Transportation Services, Inc.
                 Employee Stock Purchase Plan effective as of January 1,
                 1995(6)
    10.18        Stock Purchase and Sale Agreement between Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Trust and Larry L. Asche dated October 21, 1994(6)
    10.19        Stock Purchase and Sale Agreement between Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Trust and Diane L. Asche dated October 21, 1994(6)

    EXHIBIT
    NUMBER                               DESCRIPTION                             PAGE
    -------                              -----------                             ----
    10.20        Stock Purchase and Sale Agreement between Aasche
                 Transportation Services, Inc. Employees' Stock Ownership
                 Trust and Kevin M. Clark dated October 21, 1994(6)
    10.21        Lease Agreement between Asche Transfer, Inc. and K&D Leasing dated December 14, 1992(2)
    10.22        Lease Agreement between Asche Transfer, Inc. and Daniel
                 Asche dated December 14, 1992(2)
    10.23        Lease Agreement between Asche Transfer, Inc. and Michele
                 Asche dated December 14, 1992(2)
    10.24        Lease Agreement between Asche Transfer, Inc. and Angela
                 Asche dated December 14, 1992(2)
    10.25        Lease Agreement between Asche Transfer, Inc. and L&D Leasing dated December 14, 1992(2)
    10.26        Lease Agreement between Asche Transfer, Inc. and
                 Asche-Nielsen dated December 14, 1992(2)
    10.27        Insurance Policy with Golden Rule Insurance Company covering the lives of Kevin M. Clark, Larry L. Asche and Diane L.
                 Asche(6)
    10.28        Amendment No. 1 dated as of January 1, 1995 to Lease
                 Agreements dated December 14, 1992 between Asche Transfer,
                 Inc. and K&D Leasing, L&D Leasing, Asche-Nielsen, Daniel
                 Asche, Michele Asche and Angela Asche, respectively(6)
    10.29        Amendment No. 2 dated as of July 1, 1995 to Lease Agreements dated December 14, 1992 between Asche Transfer, Inc. and K&D
                 Leasing, L&D Leasing, Asche-Nielsen, Daniel Asche, Michele
                 Asche and Angela Asche, respectively(4)
    10.30        Agreement for Purchase and Sale of Assets among Registrant,
                 AG. Carriers and Richard S. Baugh dated April 20, 1995(7)
    10.31        Amendment No. 1 to Agreement for Purchase and Sale of Assets
                 among Registrant, AG. Carriers and Richard S. Baugh dated
                 May 16, 1995(7)
    10.32        Revolving Loan and Security Agreement between Registrant,
                 Asche Transfer, Inc., Florasche, Inc. (now AG Carriers,
                 Inc.) and LaSalle National Bank dated May 15, 1995(8)
    10.33        First Amendment to Revolving Loan and Security Agreement
                 between Registrant, Asche Transfer, Inc., Florasche, Inc.
                 (now AG Carriers, Inc.) and LaSalle National Bank dated June
                 22, 1995(9)
    10.34        Second Amendment to Revolving Loan and Security Agreement
                 between Registrant, Asche Transfer, Inc., Florasche, Inc.
                 (now AG Carriers, Inc.) and LaSalle National Bank dated
                 December 29, 1995(9)
    10.35        Loan and Security Agreement between Aasche Transportation
                 Services, Inc. Employees' Stock Ownership Trust and LaSalle
                 National Bank dated June 27, 1995(8)
    10.36        Form of the Aasche Transportation Services, Inc. 1995
                 Incentive Stock Option Plan(1)
    10.37        Employment and Stock Option Agreement between Registrant and
                 Leon M. Monachos dated May 15, 1996(12)
    10.38        Aasche Transportation Services, Inc. Stock Option Plan dated
                 June 1, 1996(10)
    10.39        Amended Employment and Stock Option Agreement between
                 Registrant, Polar Express Corporation and Trey Trumbo dated
                 July 22, 1996(11)

    EXHIBIT
    NUMBER                               DESCRIPTION                             PAGE
    -------                              -----------                             ----
    10.40        Separation Agreement between Registrant, Polar Express
                 Corporation and Orin S. Neiman dated July 26, 1996(11)
    10.41        Employment and Stock Option Agreement between Registrant and
                 Daniel Wright dated November 4, 1996(12)
    10.42        Asset Purchase Agreement dated September 24, 1997 between
                 Gary I. Goldberg and Jack Gray Transport, Inc.(13)
    10.43        Assignment of Asset Purchase Agreement dated September 29,
                 1997 between Gary I. Goldberg and Registrant(13)
    10.44        Credit Agreement dated as of January 30, 1998, by and among
                 Specialty Transportation Services, Inc., the Lenders parties thereto from time to time, and Mellon Bank, N.A.(14)
    10.45        Subordinated Note and Equity Purchase Agreement, dated
                 January 30, 1998, between Specialty Transportation Services,
                 Inc. and American Capital Strategies, Ltd.(14)
    10.46        Term Loan Agreement dated January 30, 1998 between
                 Registrant and Aim Financial Corporation(14)
    10.47        Promissory Note dated as of January 16, 1998 by Registrant payable to Larry L. Asche in the amount of $500,000(14)
    10.48        Promissory Note dated as of January 16, 1998 by Registrant payable to Diane L. Asche in the amount of $500,000(14)
    10.49        Promissory Note dated as of January 26, 1998 by Registrant payable to Diane L. Asche in the amount of $25,000(14)
    10.50        Promissory Note dated as of January 20, 1998 by Registrant payable to Kevin M. Clark in the amount of $500,000(14)
    10.51        Promissory Note dated as of January 26, 1998 by Registrant payable to Richard S. Baugh in the amount of $250,000(14)
    10.52        Promissory Note dated as of January 26, 1998 by Registrant payable to Gary I. Goldberg in the amount of $250,000(14)
    10.53        Warrant dated as of January 16, 1998, from Registrant to
                 Larry L. Asche(14)
    10.54        Warrant dated as of January 16, 1998, from Registrant to
                 Diane L. Asche(14)
    10.55        Warrant dated as of January 26, 1998, from Registrant to
                 Diane L. Asche(14)
    10.56        Warrant dated as of January 20, 1998, from Registrant to
                 Kevin M. Clark(14)
    10.57        Warrant dated as of January 26, 1998, from Registrant to
                 Richard S. Baugh(14)
    10.58        Warrant dated as of January 26, 1998, from Registrant to
                 Gary I. Goldberg(14)
    10.59        Employment Agreement dated as of January 2, 1998 between
                 Registrant and Gary I. Goldberg(14)
    21.1         List of the Subsidiaries of Registrant(1)
    23.1         Consent of Ernst & Young LLP
    23.2         Consent of Baird Kurtz & Dobson (Polar Express Corporation)
    27.1         Financial Data Schedule

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

 (8) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended June 30, 1995 (File No. 0-24576).

 (9) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-24576).

(10) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on June 21, 1996 (File No. 333-06569).

(11) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on January 9, 1997 (File No. 333-19475).

(12) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-24576).

(13) Incorporated by reference from Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-24576).

(14) Incorporated by reference from Registrant's Report on Form 8-K filed on March 30, 1998 (File No. 0-24576).