Form 10-Q
period 1998-03-31
AASCHE TRANSPORTATION SERVICES INC
filed 1998-05-15
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   MARCH 31, 1998
                                    ------------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                       COMMISSION FILE NUMBER  0-24576

                     AASCHE TRANSPORTATION SERVICES, INC.
    ----------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                              36-3964954
-------------------------------                             -------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 4,593,735 SHARES OF PAR
                                                     -----------------------
VALUE $.0001 COMMON STOCK
-------------------------

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AASCHE TRANSPORTATION SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                 March 31,        December 31,
                                                                                    1998              1997
                                                                                 ---------        ------------
                                                                                (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $    370          $        -
    Trade receivables, less allowance for doubtful accounts of $71                 12,106               5,449
    Prepaid expenses and other current assets                                       5,565               2,691
                                                                                 --------          ----------

        Total current assets                                                       18,041               8,140

  Property and equipment, at cost                                                  57,120              32,931
      Less accumulated depreciation and amortization                              (12,809)            (13,755)
                                                                                 --------          ----------
          Net property and equipment                                               44,311              19,176
                                                                                 --------          ----------

  Excess of cost over net assets acquired, less accumulated
    amortization of $825 and $730                                                  11,581               7,340
  Debt issuance cost, net                                                           1,125                   -
  Other assets                                                                      2,854                 851
                                                                                 --------          ----------

                   TOTAL ASSETS                                                  $ 77,912          $   35,507
                                                                                 ========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                               $      -          $      312
    Accounts payable                                                                2,217                 788
    Accrued liabilities                                                             2,070               1,234
    Guaranteed obligation of Employee Stock Ownership Plan                            203                 203
    Line of credit                                                                  4,000               3,817
    Current maturities of long-term debt with unrelated parties                     2,775               2,752
    Current maturities of long-term debt with related party                           995                 995
    Current maturities of capital lease obligations with unrelated parties          3,062               2,696
    Current maturities of capital lease obligations with related parties              569                 669
                                                                                 --------          ----------

        Total current liabilities                                                  15,891              13,466

  Line of credit                                                                    6,298                   -
  Long-term debt with unrelated parties, less current maturities                   18,830               3,745
  Long-term debt with related party, less current maturities                        1,301               1,550
  Capital lease obligations with unrelated parties, less current maturities         7,163               2,787
  Capital lease obligations with related parties, less current maturities              85                 144
  Minority interest                                                                   512                   -
  Subordinated debt                                                                12,622                   -
  Deferred income taxes                                                             1,006               1,006
  Other                                                                               143                   -
                                                                                 --------          ----------

                   Total liabilities                                               63,851              22,698

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     4,589,735 and 4,539,735 shares issued and outstanding                              -                   -
   Additional paid-in capital                                                      17,531              16,565
   Guarantee of Employee Stock Ownership Plan obligation                             (203)               (203)
   Accumulated deficit                                                             (3,267)             (3,553)
                                                                                 --------          ----------

                   Total stockholders' equity                                      14,061              12,809
                                                                                 --------          ----------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                        $ 77,912          $   35,507
                                                                                 ========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and share data)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                  1998             1997
                                                                  ----             ----
NET REVENUES                                                   $   22,170       $   17,313

OPERATING EXPENSES:
  Salaries, wages and benefits                                      8,132            6,145
  Fuel                                                              2,900            3,099
  Purchased transportation                                          4,220            2,825
  Supplies and maintenance                                          1,851            1,487
  Depreciation and amortization                                     1,657            1,395
  Taxes and licenses                                                  401              462
  Insurance                                                           678              511
  Communications and utilities                                        295              222
  Gain on disposition of equipment                                    (25)             (37)
  Other                                                               412              518
                                                               ----------       ----------

         Total operating expenses                                  20,521           16,627
                                                               ----------       ----------

OPERATING INCOME                                                    1,649              686

OTHER (EXPENSES) INCOME:
  Interest expense                                                   (837)            (588)
  Warrant accretion expense                                          (143)               -
  Debt issuance cost                                                  (51)               -
  Amortization of debt discount                                       (48)               -
  Minority interest expense                                           (12)               -
  Other                                                                56                5
                                                               ----------       ----------

INCOME BEFORE INCOME TAX PROVISION                                    614              103

INCOME TAX PROVISION                                                 (328)             (67)
                                                               ----------       ----------

NET INCOME                                                     $      286       $       36
                                                               ==========       ==========


BASIC AND DILUTED NET INCOME PER COMMON SHARE                  $     0.06       $     0.01
                                                               ==========       ==========

Weighted average common shares outstanding                      4,540,291        3,988,240
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

                      AASCHE TRANSPORTATION SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)




                                                                                  Guarantee
                                               Common Stock                      of Employee
                                            -------------------                     Stock
                                             $.0001 Par Value      Additional     Ownership                         Total
                                            -------------------      Paid-In        Plan        Accumulated     Stockholders'
                                             Shares      Amount      Capital     Obligation       Deficit           Equity
                                            -------------------    ----------    ----------     -----------     -------------
Balance at December 31, 1997                4,539,735   $     -     $ 16,565     $    (203)      $  (3,553)       $  12,809
Exercise of stock options                      50,000         -          165             -               -              165
Warrants granted in connection
   with STS acquisition                             -         -          801             -               -              801
Net income                                          -         -            -             -             286              286
                                            ---------   -------     --------     ---------       ---------        ---------
Balance at March 31, 1998                   4,589,735   $     -     $ 17,531     $    (203)      $  (3,267)       $  14,061
                                            =========   =======     ========     =========       =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                            1998          1997
                                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $    286       $    36
  Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                            1,657         1,395
    Gain on disposition of equipment                                                           (25)          (37)
    Other                                                                                      203             -
    Changes in other current operating items:
      Trade receivables                                                                     (6,657)        1,065
      Prepaid expenses and other assets                                                     (2,012)       (1,074)
      Accounts payable                                                                       1,429        (1,082)
      Accrued liabilities                                                                      836          (176)
                                                                                          --------       -------
        Net cash (used in) provided by operating activities                                 (4,283)          127
                                                                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions:
    Revenue equipment                                                                       (3,001)         (600)
    Building, office equipment and other                                                       (87)          (48)
  Proceeds from the sale of equipment                                                        5,823         4,608
  Purchase of Specialty Transportation Services, Inc.                                      (31,275)            -
                                                                                          --------       -------
    Net cash (used in) provided by investing activities                                    (28,540)        3,960
                                                                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of debt with unrelated parties                                                 18,000             -
  Borrowings of subordinated debt                                                           13,375             -
  Minority interest                                                                            500             -
  Debt issuance cost                                                                        (1,175)            -
  Net (repayments) borrowings on lines of credit                                             6,481          (350)
  Principal payments on long-term debt with unrelated parties                               (2,892)       (1,922)
  Principal payments on long-term debt with related party                                     (249)         (249)
  Principal payments on capital leases with unrelated parties                                 (561)       (1,323)
  Principal payments on capital leases with related parties                                   (139)         (187)
  Proceeds from exercise of options and warrants                                               165           100
                                                                                          --------       -------
    Net cash provided by (used in) financing activities                                     33,505        (3,931)
                                                                                          --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS (CASH OVERDRAFT)                                         682           156

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
  Beginning of period                                                                         (312)         (349)
                                                                                          --------       -------
  End of period                                                                           $    370       $  (193)
                                                                                          ========       =======

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Interest paid                                                                           $    807       $   588
                                                                                          ========       =======
  Income taxes paid                                                                       $    210       $     -
                                                                                          ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                    AASCHE TRANSPORTATION SERVICES, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1998
               (in thousands, except per share and share data)
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1997, 1996, and 1995, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K.
Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 2 - ACQUISITION OF THE MUNICIPAL SOLID WASTE HAULING DIVISION OF JACK GRAY TRANSPORT, INC.

On January 30, 1998, the Company purchased the net assets of the municipal solid waste transport division of Jack Gray Tranport, Inc. (the "Waste Transport Business") for $30,200 in cash. The Waste Transport Business will be operated through Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, headquartered in Portage, Indiana. The Company also issued 825,000 options to purchase the Company's common stock at prices ranging from $3.94 to $4.88 to key employees of STS. In conjunction with the acquisition, the Company will record $4,336 in cost in excess of net assets acquired. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition.

The acquisition by STS was financed with an $18,000 senior bank credit facility, $13,375 of subordinated debt, $2,125 of which was issued to related parties (primarily directors), and $500 of common stock in exchange for a 10% ownership interest in STS. In connection with the issuance of the subordinated debt, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share were issued to various investors, including related parties (primarily directors), and warrants to acquire an additional 10% of STS common stock were issued.

In addition, if the internal rate of return ("IRR") of an $8,000 subordinated debt investment is less than 24%, STS is required to issue warrants to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. The $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date.

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

The following unaudited pro forma statements of operations data are based on certain amounts derived from the unaudited statements of operations of the Waste Transport Business for the three months ended March 31, 1998 and 1997, and assumes in each case, that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1997. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the acquisition taken place on January 1, 1997 or of future results of the consolidated operations of STS and the Company.


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998               1997
                                                      ----               ----
Net revenues                                        $25,604            $25,835
Net income (loss)                                       284               (109)
Basic and diluted net income (loss) per share          0.06              (0.03)

NOTE 3 - COMMON SHARE DATA

Basic income per share is computed using the weighted average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive.

Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share" accordingly, all references in these financial statements to earnings per share, diluted earnings per share and related weighted average shares have been restated to reflect this adoption. Diluted weighted average shares outstanding for the three months ended March 31, 1998 and 1997 in connection with options and warrants amount to 249,754 shares and 107,840 shares, respectively.


NOTE 4 - RECENT ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Company will adopt SFAS No. 131 at the end of fiscal 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues.

Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operation.


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

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business will be operated through STS, a newly formed subsidiary of the Company. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the three months ended March 31, 1997 do not include STS and the results from operations for the three months ended March 31, 1998 only includes STS since the date of its acquisition.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1998 WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1997.

Net revenues increased $4.9 million, or 28.1%, to $22.2 million in 1998, from $17.3 million in 1997, largely due to the STS Acquisition. During the first quarter of 1998, the Company increased its revenue producing power units by 310 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $2.0 million, or 11.6%, due to having less tractors in service.

Total miles increased 2.0 million, or 12.7%, to 17.5 million in 1998 from 15.5 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 6.3% to 26,644 miles in 1998 from 28,444 miles in 1997. Average revenue per tractor increased 6.4% to $33,760 in 1998 from $31,723 in 1997.
The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles decreased by
2.6 million, or 16.8%, due to having less tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 3.4%, to 92.6% in 1998 from 96.0% in 1997. The decrease in the operating ratio is largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's operating ratio decreased 0.8%, to 95.2% in 1998 from 96.0% in 1997. Total operating expenses increased $3.9 million, or 23.4%, to $20.5 million in 1998, compared to $16.6 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $2.1 million, or 12.4%, due primarily to having less tractors in service.

Salaries, wages and benefits increased $2.0 million, or 32.3%, to $8.1 million in 1998 compared to $6.1 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits decreased by $0.5 million, or 7.5%, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses decreased $0.2 million, or 6.4%, to $2.9 million in 1998 compared to $3.1 million in 1997, largely due to decreased fuel prices, which more than offset the effect of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.9 million or 28.9%, largely due to the decrease in the number of tractors in service and decreased fuel prices.

Purchased transportation expense increased $1.4 million, or 49.4%, to $4.2 million in 1998 compared to $2.8 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.1 million, or 2.9%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $0.4 million, or 24.5%, to $1.9 million in 1998 compared to $1.5 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.3 million, or 17.4%, due to a decrease in company-owned units in service.

Depreciation and amortization expense increased $0.3 million, or 18.8%, to $1.7 million in 1998 compared to $1.4 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $0.2 million or 16.6%, due to a decrease in company-owned units in service.

Insurance expense increased $0.2 million, or 32.7%, to $0.7 million in 1998 compared to $0.5 million in 1997, due to the STS Acquisition.

Interest expense increased $0.2 million, or 42.3%, to $0.8 million in 1998 compared to $0.6 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.3 million, due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $57.9 million at March 31, 1998 compared with $26.1 million at March 31, 1997.

Warrant accretion expense of $143 in 1998 represents the accretion of STS warrants.

Debt issuance cost of $51 in 1998 represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $48 in 1998 represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $12 in 1998 represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 53.4% and 65.0% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had net working capital of $2.2 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $12.0 million based on a percentage of eligible trade receivables, $10.3 million of which was borrowed against these lines of credit at March 31, 1998, and approximately $0.5 million was available.

The Company's growth in prior years and the significant investment in its modern fleet of tractors and trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $57.9 million and $26.1 million at March 31, 1998 and 1997, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 4.12 to 1 at March 31, 1998 and 1.51 to 1 at March 31, 1997. During 1998, the Company increased its owned fleet size by 209 tractors and 456 trailers.

The Company believes that available cash, cash flow from future operations, and borrowings available under its lines of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth in 1998, the Company's capital needs may require additional borrowings or an equity infusion.


SEASONALITY

The Company's results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pickup and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather. Accordingly, such factors cause fluctuations in results of operations. The Foliage Division of Asche Transfer experiences seasonal fluctuations in volume during certain periods of the year.


YEAR 2000

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers and large customers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is addressing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiative is not expected to be material to the Company's results of operations or financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

                         PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds


         (a)  Not applicable.

         (b)  Not applicable.

         (c) In January 1998 and in connection with the issuance of subordinated debt, the Company issued 947,500 warrants to acquire shares of Common Stock at exercise prices ranging from $3.49 to $4.63 per share to various investors, including related parties (primarily directors). The warrants generally expire five years from the date of issuance.

         (d)  Not applicable.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit 27.0 Financial Data Schedule

         (b)  Reports on Form 8-K

                 On February 11, 1998, the Company filed a Current Report on Form 8-K to report the issuance of a press release concerning the completion of the acquisition by the Company of the municipal solid waste transport division of Jack Gray Transport, Inc.

                 On March 30, 1998, the Company filed a Current Report on Form 8-K/A to report the audited and pro forma financial statements of the municipal solid waste transport division of Jack Gray Transport, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Aasche Transportation Services, Inc.



Date   May 14   , 1998           BY:  /s/ Leon M. Monachos
     -----------                      -----------------------------------------
                                      Leon M. Monachos, Chief Financial Officer


Date   May 14   , 1998           BY:  /s/ Larry L. Asche
     -----------                      -----------------------------------------
                                      Larry L. Asche, Chairman and
                                      Chief Executive Officer