Form 10-Q
period 1998-06-30
AASCHE TRANSPORTATION SERVICES INC
filed 1998-08-14
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________


                         COMMISSION FILE NUMBER 0-24576


                      AASCHE TRANSPORTATION SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       36-3964954
-----------------------------------          ----------------------------------
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

                            Yes X    No
                               ----     ----

           Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
4,626,130 SHARES OF PAR VALUE $.0001 COMMON STOCK
-------------------------------------------------------------------------------

            PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      AASCHE TRANSPORTATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                              June 30,     December 31,
                                                                                1998          1997
                                                                            -----------   -------------
                                                                            (Unaudited)
ASSETS
  Current assets:
    Trade receivables, net                                                    $ 13,130       $  5,449
    Prepaid expenses and other current assets                                    5,437          2,691
                                                                              --------       --------

        Total current assets                                                    18,567          8,140

  Property and equipment, at cost                                               56,789         32,931
      Less accumulated depreciation and amortization                           (13,956)       (13,755)
                                                                              --------       --------
          Net property and equipment                                            42,833         19,176
                                                                              --------       --------

  Excess of cost over net assets acquired, net                                  11,713          7,340
  Debt issuance cost, net                                                        1,048             --
  Other assets                                                                   3,383            851
                                                                              --------       --------

                   TOTAL ASSETS                                               $ 77,544       $ 35,507
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                            $    448       $    312
    Accounts payable                                                             2,572            788
    Accrued liabilities                                                          2,433          1,234
    Guaranteed obligation of Employee Stock Ownership Plan                         194            203
    Line of credit                                                                  --          3,817
    Current maturities of long-term debt with unrelated parties                  3,805          2,752
    Current maturities of long-term debt with related party                        995            995
    Current maturities of capital lease obligations with unrelated parties       3,322          2,696
    Current maturities of capital lease obligations with related parties           437            669
                                                                              --------       --------

      Total current liabilities                                                 14,206         13,466

  Line of credit                                                                 9,632             --
  Long-term debt with unrelated parties, less current maturities                17,415          3,745
  Long-term debt with related party, less current maturities                     1,053          1,550
  Capital lease obligations with unrelated parties, less current maturities      6,374          2,787
  Capital lease obligations with related parties, less current maturities           33            144
  Minority interest                                                                529             --
  Subordinated debt                                                             12,694             --
  Deferred income taxes                                                          1,006          1,006
  Other                                                                            357             --
                                                                              --------       --------

                   Total liabilities                                            63,299         22,698

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
      4,626,130 and 4,539,735 shares issued and outstanding                         --             --
   Additional paid-in capital                                                   17,758         16,565
   Guarantee of Employee Stock Ownership Plan obligation                          (194)          (203)
   Accumulated deficit                                                          (3,319)        (3,553)
                                                                              --------       --------

                   Total stockholders' equity                                   14,245         12,809
                                                                              --------       --------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                     $ 77,544       $ 35,507
                                                                              ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)
                                  (Unaudited)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                              --------------------------      --------------------------
                                                     1998           1997             1998           1997
                                                     ----           ----             ----           ----
NET REVENUES                                  $    29,129    $    16,799      $    51,299    $    34,111

OPERATING EXPENSES:
  Salaries, wages and benefits                     10,774          5,723           18,906         11,868
  Fuel                                              3,516          2,724            6,416          5,823
  Purchased transportation                          6,338          2,789           10,558          5,614
  Supplies and maintenance                          3,315          1,710            5,166          3,198
  Depreciation and amortization                     1,852          1,245            3,509          2,641
  Taxes and licenses                                  397            420              798            882
  Insurance                                           697            482            1,375            993
  Communications and utilities                        327            202              622            424
  Gain on disposition of equipment                    (22)           (27)             (48)           (64)
  Other                                               167            497              580          1,012
                                              -----------     ----------      -----------     ----------
                   Total operating expenses        27,361         15,765           47,882         32,391
                                              -----------     ----------      -----------     ----------

OPERATING INCOME                                    1,768          1,034            3,417          1,720

OTHER (EXPENSES) INCOME:
  Interest expense                                 (1,387)          (586)          (2,225)        (1,173)
  Warrant accretion expense                          (214)          --               (357)          --
  Debt issuance cost                                  (76)          --               (127)          --
  Amortization of debt discount                       (72)          --               (120)          --
  Minority interest expense                           (17)          --                (29)          --
  Other                                               127             12              184             16
                                              -----------     ----------      -----------     ----------
INCOME BEFORE INCOME TAX PROVISION                    129            460              743            563

INCOME TAX PROVISION                                 (181)          (299)            (509)          (366)
                                              -----------     ----------      -----------     ----------
NET (LOSS) INCOME                             $       (52)   $       161      $       234    $       197
                                              ===========    ===========      ===========    ===========
NET (LOSS) INCOME PER COMMON SHARE:
   BASIC                                      $     (0.01)   $      0.04      $      0.05    $      0.05
                                              ===========    ===========      ===========    ===========
   DILUTED                                    $     (0.01)   $      0.04      $      0.05    $      0.05
                                              ===========    ===========      ===========    ===========
Weighted average common shares outstanding      4,612,930      4,019,420        4,556,575      4,003,689
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

                     AASCHE TRANSPORTATION SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)
                                 (Unaudited)


                                                                                            Guarantee
                                                                                           of Employee
                                                                                              Stock
                                                                                            Ownership
                                                      Common Stock           Additional        Plan                        Total
                                                     $.0001 Par Value          Paid-In       ("ESOP")    Accumulated   Stockholders'
                                                  Shares          Amount       Capital      Obligation     Deficit         Equity
                                                  ------          ------       -------      ----------     -------         ------

Balance at December 31, 1997                    4,539,735        $     --     $  16,565     $     (203)   $  (3,553)     $  12,809
Exercise of stock options and warrants             86,395              --           392             --           --            392
Warrants granted in connection
   with STS acquisition                                --              --           801             --           --            801
Reduction in Guarantee of
   ESOP obligation                                     --              --            --              9           --              9
Net income                                             --              --            --             --          234            234
                                                ---------        --------     ---------     ----------    ---------      ---------
Balance at June 30, 1998                        4,626,130        $     --     $  17,758     $     (194)   $  (3,319)     $  14,245
                                                =========        ========     =========     ==========    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)




                                                                   Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                   1998          1997
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $    234    $    197
  Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
    Depreciation and amortization                                   3,509       2,641
    Gain on disposition of equipment                                  (48)        (64)
    Other                                                             633        --
    Changes in other current operating items:
      Trade receivables                                            (7,681)        847
      Prepaid expenses and other assets                            (2,413)       (548)
      Accounts payable                                              1,784      (1,070)
      Accrued liabilities                                           1,199         (45)
                                                                 --------    --------
        Net cash (used in) provided by operating activities        (2,783)      1,958
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                             (3,283)       (629)
     Building, office equipment and other                            (153)        (62)
   Proceeds from the sale of equipment                              5,927       4,785
   Purchase of Specialty Transportation Services, Inc.            (31,564)       --
                                                                 --------    --------
     Net cash (used in) provided by investing activities          (29,073)      4,094
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of debt with unrelated parties                       18,042        --
   Borrowings of subordinated debt                                 13,375        --
   Minority interest                                                  500        --
   Debt issuance cost                                              (1,175)       --
   Net borrowings (repayments)  on lines of credit                  5,815        (825)
   Principal payments on long-term debt with unrelated parties     (3,318)     (2,943)
   Principal payments on long-term debt with related party           (498)       (786)
   Principal payments on capital leases with unrelated parties     (1,046)     (1,946)
   Principal payments on capial leases with related parties          (367)       (352)
   Issuance of common stock                                          --         1,306
   Proceeds from exercise of options and warrants                     392        --
                                                                 --------    --------
     Net cash provided by (used in) financing activities           31,720      (5,546)
                                                                 --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (136)        506

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
   Beginning of period                                               (312)       (349)
                                                                 --------    --------
   End of period                                                 $   (448)   $    157
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                 $  2,257    $  1,163
                                                                 ========    ========
                                                                 ========    ========
   Income taxes paid                                             $    313    $   --
                                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                 (in thousands, except per share and share data)
                                   (Unaudited)


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


NOTE 2 - ACQUISITION OF THE MUNICIPAL SOLID WASTE HAULING DIVISION OF JACK GRAY TRANSPORT, INC.

On January 30, 1998, the Company purchased the net assets of the municipal solid waste transport division of Jack Gray Tranport, Inc. (the "Waste Transport Business") for $30,200 in cash. The Waste Transport Business is operated through Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, headquartered in Portage, Indiana. The Company also issued 825,000 options to purchase the Company's common stock at prices ranging from $3.94 to $4.88 to key employees of STS. In conjunction with the acquisition, the Company recorded $4,575 in cost in excess of net assets acquired. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition.

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

STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Browning-Ferris and Republic Waste Industries. Under the exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. Subsequent to the acquisition, STS has expanded its operations to include the transportation of bulk commodities for the scrap recycling, environmental, construction and manufacturing industries.

The former executive vice president of Jack Gray Transport, Inc. who organized the waste transport division of Jack Gray Transport, Inc. in 1983, has entered into a five year employment agreement to serve as the President of STS. This former executive vice-president has served as a member of the Company's Board of Directors since July 1996 and a vice president of the Company since January 1998.

STS operates as a stand-alone business unit separate from the Company's existing temperature-controlled operations.

The following unaudited pro forma statements of operations data are based on certain amounts derived from the unaudited statements of operations of the Waste Transport Business for the six months ended June 30, 1998 and 1997, and assumes in each case, that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1997. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the acquisition taken place on January 1, 1997 or of future results of the consolidated operations of STS and the Company.


                                      Six Months Ended June 30,
                                      -------------------------
                                       1998               1997
                                       ----               ----

Net revenues                          $   54,733   $   51,154
Net income (loss)                            232          (94)
Net income (loss) per common share:
  Basic                                     0.05        (0.02)
  Diluted                                   0.05        (0.02)





NOTE 3 - COMMON SHARE DATA

Basic income per share is computed using the weighted average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive.

Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Accordingly, all references in these financial statements to earnings per share, diluted earnings per share and related weighted average shares have been restated to reflect this adoption. Diluted weighted average shares outstanding for the three months ended June 30, 1998 and 1997 in connection with options and warrants amount to 852,175 shares and 78,139 shares, respectively. Diluted weighted average shares outstanding for the six months ended June 30, 1998 and 1997 in connection with options and warrants amount to 564,295 shares and 91,686 shares, respectively.


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

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a newly formed subsidiary of the Company. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the six months ended June 30, 1997 do not include STS and the results from operations for the six months ended June 30, 1998 only include STS since the date of its acquisition.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1998 WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1997.

Net revenues increased $17.2 million, or 50.4%, to $51.3 million in 1998, from $34.1 million in 1997, largely due to the STS Acquisition. During the first half of 1998, the Company increased its revenue producing power units by 353 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $2.8 million, or 8.2%, due to having less tractors in service.

Total miles increased 9.1 million, or 29.9%, to 39.5 million in 1998 from 30.4 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 10.1% to 54,839 miles in 1998 from 61,000 miles in 1997. Average revenue per tractor increased 2.7% to $71,179 in 1998 from $69,331 in 1997. The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the shorter length of haul in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's total miles decreased by 4.0 million, or 13.2%, due to having less tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty in its temperature -controlled operations attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 1.7%, to 93.3% in 1998 from 95.0% in 1997. The decrease in the operating ratio is largely due to a lower operating ratio in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's operating ratio decreased 0.2%, to 94.8% in 1998 from 95.0% in 1997. Total operating expenses increased $15.5 million, or 47.8%, to $47.9 million in 1998, compared to $32.4 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $2.7 million, or 8.3%, due primarily to having less tractors in service and decreased fuel prices.

Salaries, wages and benefits increased $7.0 million, or 59.3%, to $18.9 million in 1998 compared to $11.9 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits decreased by $0.1 million, or 0.4%, largely due to having less personnel to service the fewer tractors in service, which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses increased $0.6 million, or 10.2%, to $6.4 million in 1998 compared to $5.8 million in 1997, largely due to the effect of the STS Acquisition, which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $1.3 million or 22.8%, largely due to the decrease in the number of tractors in service and decreased fuel prices.

Purchased transportation expense increased $4.9 million, or 88.1%, to $10.6 million in 1998 compared to $5.6 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.4 million, or 6.8%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $2.0 million, or 61.5%, to $5.2 million in 1998 compared to $3.2 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.6 million, or 18.4%, due to a decrease in company-owned units in service.

Depreciation and amortization expense increased $0.9 million, or 32.9%, to $3.5 million in 1998 compared to $2.6 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $0.4 million or 13.2%, due to a decrease in company-owned units in service.

Insurance expense increased $0.4 million, or 38.5%, to $1.4 million in 1998 compared to $1.0 million in 1997, due to the STS Acquisition.

Interest expense increased $1.1 million, or 89.7%, to $2.2 million in 1998 compared to $1.2 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.5 million, due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $56.0 million at June 30, 1998 compared with $23.2 million at June 30, 1997.

Warrant accretion expense of $357 in 1998 represents the accretion of STS warrants.

Debt issuance cost of $127 in 1998 represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $120 in 1998 represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $29 in 1998 represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 68.5% and 65.0% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses.


COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1998 WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1997.

Net revenues increased $12.3 million, or 73.4%, to $29.1 million in 1998, from $16.8 million in 1997, largely due to the STS Acquisition. During the first half of 1998, the Company increased its revenue producing power units by 43 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $0.8 million, or 4.7%, due to having less tractors in service.

Total miles increased 7.1 million, or 47.7%, to 22.0 million in 1998 from 14.9 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 7.1% to 28,069 miles in 1998 from 30,198 miles in 1997. Average revenue per tractor increased 8.7% to $37,121 in 1998 from $34,144 in 1997. The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the shorter length of haul in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's total miles decreased by 1.4 million, or 9.4%, due to having less tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty in its temperature-controlled operations attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 0.1%, to 93.9% in 1998 from 93.8% in 1997. Without giving effect to the STS Acquisition, the Company's operating ratio increased 0.7%, to 94.5% in 1998 from 93.8% in 1997. Total operating expenses increased $11.6 million, or 73.6%, to $27.4 million in 1998, compared to $15.8 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $0.6 million, or 4.3%, due primarily to having less tractors in service and decreased fuel prices.

Salaries, wages and benefits increased $5.1 million, or 88.3%, to $10.8 million in 1998 compared to $5.7 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.4 million, or 7.2%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention, which more than offset having less personnel to service the fewer tractors in service.

Fuel expenses increased $0.8 million, or 29.1%, to $3.5 million in 1998 compared to $2.7 million in 1997, largely due to the effect of the STS Acquisition, which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.4 million or 15.7%, largely due to the decrease in the number of tractors in service and decreased fuel prices.

Purchased transportation expense increased $3.5 million, or 127.2%, to $6.3 million in 1998 compared to $2.8 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.3 million, or 10.9%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $1.6 million, or 93.9%, to $3.3 million in 1998 compared to $1.7 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.3 million, or 19.1%, due to a decrease in company-owned units in service.

Depreciation and amortization expense increased $0.6 million, or 48.8%, to $1.9 million in 1998 compared to $1.2 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $0.1 million or 9.4%, due to a decrease in company-owned units in service.

Insurance expense increased $0.2 million, or 44.6%, to $0.7 million in 1998 compared to $0.5 million in 1997, due to the STS Acquisition.

Interest expense increased $0.8 million, or 136.7%, to $1.4 million in 1998 compared to $0.6 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.2 million, due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $56.0 million at June 30, 1998 compared with $23.2 million at June 30, 1997.

Warrant accretion expense of $214 in 1998 represents the accretion of STS warrants.

Debt issuance cost of $76 in 1998 represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $72 in 1998 represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $17 in 1998 represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 140.3% and 65.0% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had net working capital of $4.4 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $12.0 million based on a percentage of eligible trade receivables, $9.6 million of which was borrowed against these lines of credit at June 30, 1998, and approximately $1.1 million was available. In June 1998, the Company entered into a new bank line of credit that extended the due date to April 30, 2000.

The Company's growth in prior years and the significant investment in its modern fleet of tractors and trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated

$56.0 million and $23.2 million at June 30, 1998 and 1997, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 3.93:1 at June 30, 1998 and 1.90:1 at June 30, 1997. During 1998, the Company
increased its owned fleet size by 353 tractors and 494 trailers.

The Company believes that available cash, cash flow from future operations, and borrowings available under its lines of credit will be sufficient to meet its current working capital needs. As the Company continues to facilitate its planned future growth in 1998, the Company's capital needs may require additional borrowings or an equity infusion.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the company has no control. Such factors include, but are not limited to: general economic conditions, availability of drivers, labor costs, interest rates, competition and governmental regulations. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

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

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no material adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Year 2000 initiative is not expected to be material to the Company's results of operations or financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

                                     PART II

                      AASCHE TRANSPORTATION SERVICES, INC.
                            (A DELAWARE CORPORATION)

ITEM 1.           LEGAL PROCEEDINGS.

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)(i)   Date of Meeting.

                  On May 13, 1998, the Company held its Annual Meeting of Stockholders.

         (b)(i)   Description of each matter voted on and number of votes cast.

                  The following actions were taken at the annual meeting:

                  1.   To elect Larry L. Asche as a Class I director.
                      FOR                   AGAINST           ABSTAIN
                      3,497,092               --              44,292

                  2.  To elect Leon M. Monachos as a Class I director.
                      FOR                   AGAINST           ABSTAIN
                      3,495,892               --              45,492

                  3.  To elect Gary I. Goldberg as a Class I director.
                      FOR                   AGAINST          ABSTAIN
                      3,495,892               --             45,492

                  4.  To elect Dennis D. Wilson as a Class I director.
                      FOR                   AGAINST          ABSTAIN
                      3,497,092               --             44,292

                  5.   To adopt an Amendment to the Company's Stock Option Plan.
                      FOR                   AGAINST          ABSTAIN
                      3,381,946             128,935           30,503

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               10.1 Loan and Security Agreement between Asche Transfer, Inc., AG Carriers, Inc. and American National Bank and Trust Company of Chicago dated June 23, 1998

               10.2 Secured Guaranty by Aasche Transportation Services, Inc. in favor of American National Bank and Trust Company of Chicago dated June 23, 1998.

               10.3 ESOP Loan and Security Agreement between Aasche Transportation Services, Inc. Employees' Stock Ownership Trust and American National Bank and Trust Company of Chicago dated June 23, 1998.

               10.4 Continuing Unconditional Guaranty by Aasche Transportation Services, Inc. in favor of American National Bank and Trust Company of Chicago dated June 23, 1998.

               10.5 Continuing Unconditional Guaranty by Asche Transfer, Inc. in favor of American National Bank and Trust Company of Chicago dated June 23, 1998.

               10.6 Continuing Unconditional Guaranty by AG Carriers, Inc. in favor of American National Bank and Trust Company of Chicago dated June 23,1998.

               10.7   First Amendment to the Stock Option Plan.

               27.0   Financial Data Schedule.


         (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the calender quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Aasche Transportation Services, Inc.


Date August 13, 1998              BY: s/Leon M. Monachos
                                      -----------------------------------------
                                      Leon M. Monachos, Chief Financial Officer


Date August 13, 1998              BY: s/Larry L. Asche
                                      ------------------------------------------
                                      Larry L. Asche, Chairman and
                                      Chief Executive Officer