Form 10-Q
period 1998-09-30
AASCHE TRANSPORTATION SERVICES INC
filed 1998-11-12
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              ---------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-24576

                      AASCHE TRANSPORTATION SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                     36-3964954
---------------------------------------------            -----------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
 or Organization)                                           Identification No.)

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

                                 Yes    X     No
                                      -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 4,626,130 SHARES OF PAR
VALUE $.0001 COMMON STOCK                           -----------------------
-------------------------

             PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      AASCHE TRANSPORTATION SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                   September 30,   December 31,
                                                                                                       1998           1997
                                                                                                   ------------    -----------
                                                                                                    (Unaudited)
ASSETS
  Current assets:
    Trade receivables, net                                                                            $14,951        $ 5,449
    Prepaid expenses and other current assets                                                           7,699          2,691
                                                                                                   ------------    -----------
        Total current assets                                                                           22,650          8,140

  Property and equipment, at cost                                                                      50,595         32,931
      Less accumulated depreciation and amortization                                                  (11,789)       (13,755)
                                                                                                   ------------    -----------
          Net property and equipment                                                                   38,806         19,176
                                                                                                   ------------    -----------

  Excess of cost over net assets acquired, net                                                         11,956          7,340
  Debt issuance cost, net                                                                                 972              -
  Other assets                                                                                          4,355            851
                                                                                                   ------------    -----------
                   TOTAL ASSETS                                                                       $78,739        $35,507
                                                                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                                                    $ 1,529        $   312
    Accounts payable                                                                                    2,887            788
    Accrued liabilities                                                                                 2,898          1,234
    Guaranteed obligation of Employee Stock Ownership Plan                                                156            203
    Line of credit                                                                                          -          3,817
    Current maturities of long-term debt with unrelated parties                                         4,051          2,752
    Current maturities of long-term debt with related party                                               995            995
    Current maturities of capital lease obligations with unrelated parties                              2,592          2,696
    Current maturities of capital lease obligations with related parties                                  288            669
                                                                                                   ------------    -----------
      Total current liabilities                                                                        15,396         13,466

  Line of credit                                                                                       11,888              -
  Long-term debt with unrelated parties, less current maturities                                       16,886          3,745
  Long-term debt with related party, less current maturities                                              715          1,550
  Capital lease obligations with unrelated parties, less current maturities                             4,673          2,787
  Capital lease obligations with related parties, less current maturities                                   -            144
  Minority interest                                                                                       546              -
  Subordinated debt                                                                                    12,766              -
  Deferred income taxes                                                                                 1,006          1,006
  Other                                                                                                   572              -
                                                                                                   ------------    -----------
                   Total liabilities                                                                   64,448         22,698

  Stockholders' equity:
   Common stock, $.0001 par value, 10,000,000 shares authorized,
      4,626,130 and 4,539,735 shares issued and outstanding                                                 -              -
   Additional paid-in capital                                                                          17,758         16,565
   Guarantee of Employee Stock Ownership Plan obligation                                                 (156)          (203)
   Accumulated deficit                                                                                 (3,311)        (3,553)
                                                                                                   ------------    -----------
                   Total stockholders' equity                                                          14,291         12,809
                                                                                                   ------------    -----------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                                             $78,739        $35,507
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

                      AASCHE TRANSPORTATION SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)
                                  (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                          ------------------------       ------------------------
                                                              1998           1997            1998           1997
                                                              ----           ----            ----           ----
NET REVENUES                                              $  29,462      $  15,658       $  80,761      $  49,769

OPERATING EXPENSES:
  Salaries, wages and benefits                               11,453          5,775          30,359         17,643
  Fuel                                                        3,425          2,562           9,841          8,385
  Purchased transportation                                    6,295          2,782          16,853          8,396
  Supplies and maintenance                                    2,824          1,734           7,990          4,932
  Depreciation and amortization                               1,643          1,207           5,152          3,848
  Taxes and licenses                                            474            391           1,272          1,273
  Insurance                                                     886            513           2,261          1,506
  Communications and utilities                                  365            198             987            622
  Gain on disposition of equipment                             (409)          (519)           (457)          (583)
  Other                                                         604            474           1,183          1,486
                                                          ---------      ---------       ---------      ---------
                   Total operating expenses                  27,560         15,117          75,441         47,508
                                                          ---------      ---------       ---------      ---------
OPERATING INCOME                                              1,902            541           5,320          2,261

OTHER (EXPENSES) INCOME:
  Interest expense                                           (1,408)          (558)         (3,633)        (1,731)
  Warrant accretion expense                                    (214)             -            (572)             -
  Debt issuance cost                                            (76)             -            (203)             -
  Amortization of debt discount                                 (72)             -            (192)             -
  Minority interest expense                                     (17)             -             (46)             -
  Other                                                         112             25             296             41
                                                          ---------      ---------       ---------      ---------
INCOME BEFORE INCOME TAX PROVISION                              227              8             970            571

INCOME TAX PROVISION                                           (219)            (5)           (728)          (371)
                                                          ---------      ---------       ---------      ---------
NET INCOME                                                $       8      $       3       $     242      $     200
                                                          =========      =========       =========      =========

NET INCOME PER COMMON SHARE:
   BASIC                                                      $0.00          $0.00           $0.05          $0.05
                                                          =========      =========       =========      =========
   DILUTED                                                    $0.00          $0.00           $0.05          $0.05
                                                          =========      =========       =========      =========

Weighted average common shares outstanding                4,626,130      4,535,328       4,580,014      4,184,237
                                                          =========      =========       =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)




                                                                                            Guarantee
                                                                                           of Employee
                                                         Common Stock                          Stock
                                                        --------------                       Ownership
                                                       $.0001 Par Value         Additional      Plan                       Total
                                                 --------------------------       Paid-In     ("ESOP")   Accumulated   Stockholders'
                                                     Shares        Amount         Capital    Obligation    Deficit        Equity
                                                 --------------------------     -----------  ----------  -----------   ------------
Balance at December 31, 1997                        4,539,735    $        -     $    16,565   $    (203)  $  (3,553)   $    12,809
Exercise of stock options and warrants                 86,395             -             392           -           -            392
Warrants granted in connection
   with STS acquisition                                     -             -             801           -           -            801
Reduction in Guarantee of
   ESOP obligation                                          -             -               -          47           -             47
Net income                                                  -             -               -           -         242            242
                                                 ------------    ----------     -----------   ---------   ---------    -----------
Balance at September 30, 1998                       4,626,130    $        -     $    17,758   $    (156)  $  (3,311)   $    14,291
                                                 ============    ==========     ===========   =========   =========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         ----------------------
                                                                                           1998          1997
                                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                             $   242        $  200
  Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                          5,152         3,848
    Gain on disposition of equipment                                                        (457)         (583)
    Other                                                                                  1,013             -
    Changes in other current operating items:
      Trade receivables                                                                   (9,502)        1,110
      Prepaid expenses and other assets                                                   (5,647)       (1,316)
      Accounts payable                                                                     2,099        (1,337)
      Accrued liabilities                                                                  1,664            32
                                                                                        --------       -------
        Net cash (used in) provided by operating activities                               (5,436)        1,954
                                                                                        --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
     Revenue equipment                                                                    (3,789)         (700)
     Building, office equipment and other                                                   (554)         (118)
   Proceeds from the sale of equipment                                                     9,637         5,593
   Purchase of Specialty Transportation Services, Inc.                                   (31,817)            -
                                                                                        --------       -------
     Net cash (used in) provided by investing activities                                 (26,523)        4,775
                                                                                        --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of debt with unrelated parties                                              18,090             -
   Borrowings of subordinated debt                                                        13,375             -
   Minority interest                                                                         500             -
   Debt issuance cost                                                                     (1,175)            -
   Net borrowings (repayments)  on lines of credit                                         8,071        (1,025)
   Principal payments on long-term debt with unrelated parties                            (3,738)       (3,536)
   Principal payments on long-term debt with related party                                  (747)         (870)
   Principal payments on capital leases with unrelated parties                            (3,478)       (2,422)
   Principal payments on capital leases with related parties                                (548)         (481)
   Issuance of common stock                                                                    -         1,996
   Proceeds from exercise of options and warrants                                            392             -
                                                                                        --------       -------
     Net cash provided by (used in) financing activities                                  30,742        (6,338)
                                                                                        --------       -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (1,217)          391

CASH AND CASH EQUIVALENTS (CASH OVERDRAFT):
   Beginning of period                                                                      (312)         (349)
                                                                                        --------       -------
   End of period                                                                         $(1,529)       $   42
                                                                                        ========       =======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Interest paid                                                                         $ 3,677        $1,774
                                                                                        ========       =======
   Income taxes paid                                                                     $   399        $    -
                                                                                        ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                 (in thousands, except per share and share data)
                                   (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1997, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 2 - ACQUISITION OF THE MUNICIPAL SOLID WASTE HAULING DIVISION OF JACK GRAY TRANSPORT, INC.

On January 30, 1998, the Company purchased the net assets of the municipal solid waste transport division of Jack Gray Transport, Inc. (the "Waste Transport Business") for $30,200 in cash. The Waste Transport Business is operated through Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, headquartered in Portage, Indiana. The Company also issued 825,000 options to purchase the Company's common stock at prices ranging from $3.94 to $4.88 to key employees of STS. In conjunction with the acquisition, the Company recorded $4,828 in cost in excess of net assets acquired. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition.

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

The following unaudited pro forma statements of operations data are based on certain amounts derived from the unaudited statements of operations of the Waste Transport Business for the nine months ended September 30, 1998 and 1997, and assumes in each case, that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1997. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the acquisition taken place on January 1, 1997 or of future results of the consolidated operations of STS and the Company.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1998           1997
                                                  ---------      ----------
Net revenues                                      $  84,195      $   75,334
Net income (loss)                                       240            (236)
Net income (loss) per common share:
  Basic                                                0.05           (0.06)
  Diluted                                              0.05           (0.06)


On July 23, 1998, STS acquired all of the capital stock of Dump Truck Services, Inc. ("DTS") from an individual and the president of STS for $1.4 million in cash. DTS transports dry bulk commodities in dump vehicles in the northeastern United States.


NOTE 3 - COMMON SHARE DATA

Basic income per share is computed using the weighted average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive.

Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Accordingly, all references in these financial statements to earnings per share, diluted earnings per share and related weighted average shares have been restated to reflect this adoption. Diluted weighted average shares outstanding for the three months ended September 30, 1998 and 1997 in connection with options and warrants amount to 559,075 shares and 37,726 shares, respectively. Diluted weighted average shares outstanding for the nine months ended September 30, 1998 and 1997 in connection with options and warrants amount to 568,638 shares and 75,321 shares, respectively.


NOTE 4 - BANK LINES OF CREDIT

In June 1998, the Company entered into a new bank line of credit that extended the due date to April 30, 2000. In October 1998, one of the bank lines of credit was amended to increase the total borrowing limit to $24 million based on a percentage of eligible trade receivables.

NOTE 5 - RECENT ACCOUNTING STANDARDS

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

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a newly formed subsidiary of the Company. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of income includes the results of STS from the date of its acquisition. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the nine months ended September 30, 1997 do not include STS and the results from operations for the nine months ended September 30, 1998 only include STS since the date of its acquisition.


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

Net revenues increased $31.0 million, or 62.3%, to $80.8 million in 1998, from $49.8 million in 1997, largely due to the STS Acquisition. During the first nine months of 1998, the Company increased its revenue producing power units by 396 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $3.9 million, or 7.9%, due to having less tractors in service in its temperature-controlled operations.

Total miles increased 18.0 million, or 40.7%, to 62.2 million in 1998 from 44.2 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 5.4% to 82,332 miles in 1998 from 87,058 miles in 1997. Average revenue per tractor increased 9.0% to $106,827 in 1998 from $97,970 in 1997. The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the shorter length of haul in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's total miles decreased by 5.6 million, or 12.7%, due to having less tractors in service in its temperature-controlled operations. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty in its temperature -controlled operations attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 2.1%, to 93.4% in 1998 from 95.5% in 1997. The decrease in the operating ratio is largely due to a lower operating ratio in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's operating ratio decreased 0.8%, to 94.7% in 1998 from 95.5% in 1997. Total operating expenses increased $27.9 million, or 58.8%, to $75.4 million in 1998, compared to $47.5 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $4.1 million, or 8.6%, due primarily to having less tractors in service in its temperature-controlled operations and decreased fuel prices.

Salaries, wages and benefits increased $12.7 million, or 72.1%, to $30.4 million in 1998 compared to $17.6 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.2 million, or 0.9%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention which more than offset having less personnel to service the fewer tractors in service in its temperature-controlled operations.

Fuel expenses increased $1.5 million, or 17.4%, to $9.8 million in 1998 compared to $8.4 million in 1997, largely due to the effect of the STS Acquisition, which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $1.9 million or 22.9%, largely due to the decrease in the number of tractors in service in its temperature-controlled operations and decreased fuel prices.

Purchased transportation expense increased $8.5 million, or 100.7%, to $16.9 million in 1998 compared to $8.4 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.5 million, or 5.4%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $3.1 million, or 62.0%, to $8.0 million in 1998 compared to $4.9 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $1.4 million, or 27.8%, due to a decrease in company-owned units in service in its temperature-controlled operations.

Depreciation and amortization expense increased $1.3 million, or 33.9%, to $5.2 million in 1998 compared to $3.8 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $0.6 million or 16.3%, due to a decrease in company-owned units in service in its temperature-controlled operations.

Insurance expense increased $0.8 million, or 50.1%, to $2.3 million in 1998 compared to $1.5 million in 1997, due to the STS Acquisition.

Interest expense increased $1.9 million, or 109.9%, to $3.6 million in 1998 compared to $1.7 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.6 million, due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $55.0 million at September 30, 1998 compared with $19.4 million at December 31, 1997.

Warrant accretion expense of $572 in 1998 represents the accretion of STS warrants.

Debt issuance cost of $203 in 1998 represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $192 in 1998 represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $46 in 1998 represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 75.1% and 65.0% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

Net revenues increased $13.8 million, or 88.2%, to $29.5 million in 1998, from $15.7 million in 1997, largely due to the STS Acquisition. During the three months ended September 30, 1998, the Company increased its revenue producing power units by 43 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $1.1 million, or 7.2%, due to having less tractors in service in its temperature-controlled operations.

Total miles increased 8.9 million, or 64.5%, to 22.7 million in 1998 from 13.8 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 2.6% to 27,483 miles in 1998 from 28,203 miles in 1997. Average revenue per tractor increased 11.8% to $35,638 in 1998 from $31,890 in 1997. The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the shorter length of haul in the Waste Transport Business. Without giving effect to the STS Acquisition, the Company's total miles decreased by 1.6 million, or 11.8%, due to having less tractors in service in its temperature-controlled operations. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty in its temperature-controlled operations attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) decreased 3.0%, to 93.5% in 1998 from 96.5% in 1997. Without giving effect to the STS Acquisition, the Company's operating ratio decreased 2.1%, to 94.4% in 1998 from 96.5% in 1997. Total operating expenses increased $12.4 million, or 82.3%, to $27.6 million in 1998, compared to $15.1 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $1.4 million, or 9.3%, due primarily to having less tractors in service in its temperature-controlled operations and decreased fuel prices.

Salaries, wages and benefits increased $5.7 million, or 98.3%, to $11.5 million in 1998 compared to $5.8 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.2 million, or 3.6%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention, which more than offset having less personnel to service the fewer tractors in service in its temperature-controlled operations.

Fuel expenses increased $0.9 million, or 33.7%, to $3.4 million in 1998 compared to $2.6 million in 1997, largely due to the effect of the STS Acquisition, which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.6 million or 23.4%, largely due to the decrease in the number of tractors in service in its temperature-controlled operations and decreased fuel prices.

Purchased transportation expense increased $3.5 million, or 126.3%, to $6.3 million in 1998 compared to $2.8 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.1 million, or 2.3%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $1.1 million, or 62.9%, to $2.8 million in 1998 compared to $1.7 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.8 million, or 45.3%, due to a decrease in company-owned units in service in its temperature-controlled operations.

Depreciation and amortization expense increased $0.4 million, or 36.1%, to $1.6 million in 1998 compared to $1.2 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $0.3 million or 23.2%, due to a decrease in company-owned units in service in its temperature-controlled operations.

Insurance expense increased $0.4 million, or 72.7%, to $0.9 million in 1998 compared to $0.5 million in 1997, due to the STS Acquisition.

Interest expense increased $0.9 million, or 152.3%, to $1.4 million in 1998 compared to $0.6 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.2 million, due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $55.0 million at September 30, 1998 compared with $19.4 million at December 31, 1997.

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

The effective income tax rates of 96.5% and 62.5% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had net working capital of $7.3 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank line of credit. The Company had two revolving bank lines of credit with a total borrowing limit of $12.0 million based on a percentage of eligible trade receivables, $11.9 million of which was borrowed against these lines of credit at September 30, 1998, and approximately $0.1 million was available. In June 1998, the Company entered into a new bank line of credit that extended the due date to April 30, 2000. In October 1998, one of the bank lines of credit was amended to increase the total borrowing limit to $24 million based on a percentage of eligible trade receivables.

The Company's growth and the significant investment in its modern fleet of tractors and trailers have been financed substantially through long-term debt and capital lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $55.0 million and $19.4 million at September 30, 1998 and December 31, 1997, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 3.85:1 at September 30, 1998 and 1.51:1 at December 31, 1997. During 1998, the Company increased its owned fleet size by 396 tractors and 562 trailers.

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


SEASONALITY

The Company's temperature-controlled segment results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pickup and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather. Accordingly, such factors cause fluctuations in results of operations. The foliage business of Asche Transfer experiences seasonal fluctuations in volume during certain periods of the year.


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

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

        (a)       Exhibits

                  10.1 Stock Purchase Agreement dated as of July 23, 1998 among Specialty Transportation Services, Inc., Michael Sizemore and Gary I. Goldberg.

                  27.0   Financial Data Schedule.

        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the calendar quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Aasche Transportation Services, Inc.



Date     November 11    , 1998    BY: s/Leon M. Monachos
     -------------------              -----------------------------------------
                                      Leon M. Monachos, Chief Financial Officer


Date     November 11    , 1998    BY: s/Larry L. Asche
     -------------------              -----------------------------------------
                                      Larry L. Asche, Chairman and
                                      Chief Executive Officer