Form 10-K
period 1998-12-31
AASCHE TRANSPORTATION SERVICES INC
filed 1999-04-15
CIK 927809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

   (MARK ONE)
      [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
      [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM
-----------------------------------------------------------------------------
                                     TO
-----------------------------------------------------------------------------
                       COMMISSION FILE NUMBER 0-24576

                      ------------------------------------
                      AASCHE TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)
                      ------------------------------------

                  DELAWARE                                       36-3964954
        (State or other jurisdiction                           (IRS Employer
     of incorporation or organization)                     Identification Number)

                          10214 NORTH MT. VERNON ROAD
                            SHANNON, ILLINOIS 61078
              (Address of principal executive offices) (Zip Code)

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

                      ------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 25, 1999, was $15,356,820.

  At March 25, 1999, 5,098,930 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held on May 19, 1999, expected to be filed with the Commission not later than April 16, 1999, is incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Aasche Transportation Services, Inc. (the "Company"), through its subsidiaries is a diversified transportation services company. The Company operates primarily in two segments of the transportation services industry. Asche Transfer, Inc. ("ATI") and AG Carriers, Inc. ("AG") (collectively, the "Temperature-Controlled Segment") are truckload operations delivering a variety of foods and other products for many Fortune 500 companies that require temperature-controlled service and "just-in-time" delivery. Specialty Transportation Services, Inc. ("STS") (the "Municipal Solid Waste Segment") is the only national and the largest for-hire carrier of municipal solid waste and special waste in transfer vehicles in the United States. STS has long-term contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Inc., Republic Industries, Inc., Allied Waste Services, Inc. and Browning-Ferris Industries, Inc.

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

     The Company evaluates performance and allocates resources based on net profit and loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $5,375, less unamortized debt discount of $537 issued by the parent company and related debt issuance costs of $210, less accumulated amortization of $74 in connection with the acquisition of the net assets of the municipal solid waste transport division of Jack Gray Transport, Inc. (the "Waste Transport Business"). The related interest expense of $611, amortization of debt issuance costs of $74 and amortization of debt discount of $264 are also included in the Municipal Solid Waste Segment.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

     The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

                                                          TEMPERATURE-     MUNICIPAL
            YEAR ENDED DECEMBER 31, 1998:                  CONTROLLED     SOLID WASTE     TOTALS
            -----------------------------                 ------------    -----------    --------
Net revenues..........................................      $60,762         $52,669      $113,431
Depreciation and amortization.........................        3,972           2,714         6,686
Operating income......................................        3,871           4,232         8,103
Interest expense......................................        1,353           3,654         5,007
Income tax provision..................................        1,157             176         1,333
Segment profit (loss).................................        1,740            (877)          863
Significant noncash items included in segment profit
  (loss):
  Warrant accretion expense...........................           --             786           786
  Amortization of debt issuance costs.................           --             280           280
  Amortization of debt discount.......................           --             264           264
  Other...............................................           --              63            63
Segment assets........................................       30,890          57,284        88,174
Expenditures for long-lived assets....................        5,052           1,622         6,674

OPERATING INCOME

Total operating income for reportable segments..............    $ 8,103
Parent company operating loss...............................     (1,248)
                                                                -------
  Total consolidated operating income.......................    $ 6,855
                                                                =======

SEGMENT PROFIT (LOSS)

Total profit for reportable segments........................    $   863
Parent company loss.........................................       (803)
                                                                -------
  Total consolidated profit.................................    $    60
                                                                =======

ASSETS

Total assets for reportable segments........................    $88,174
Parent company assets.......................................        104
                                                                -------
  Total consolidated assets.................................    $88,278
                                                                =======

OTHER SIGNIFICANT ITEMS

                                                                       PARENT
                                                                       COMPANY
                                                   SEGMENT TOTALS    ADJUSTMENTS    CONSOLIDATED TOTALS
                                                   --------------    -----------    -------------------
Interest expense...............................        $5,007           $  59             $5,066
Income tax provision (benefit).................         1,333            (503)               830

STRATEGY

     TEMPERATURE-CONTROLLED SEGMENT

     The business strategy of the Temperature-Controlled Segment is to offer premium-quality services to high-volume selective customers with significant temperature-controlled transportation and "just-in-time" delivery requirements. The "just-in-time" concept stresses the importance of precise delivery times and the need for dependability in order to control inventory levels and limit handling. The Company believes that these customers provide more predictable and, in some respects, less price-sensitive business because the Company believes that service, rather than price, generally is the primary factor that dictates its customers' choice of carrier.

     MUNICIPAL SOLID WASTE SEGMENT

     The business strategy of the Municipal Solid Waste Segment is to expand its municipal solid waste transportation business by continuing to build strong, long-term relationships with major customers within the municipal solid waste market. The market has been created during the past ten years as a result of the outsourcing of transportation services by large waste services companies who have reduced and eliminated their "non-collection" trucking operations. With landfill sites being located, in some instances, over 100 miles from cites and in larger regional sites to serve multiple metropolitan centers, the municipal solid waste that is collected by waste service companies at residential and commercial sites in collection vehicles is unloaded and compacted in semi-trailers at transfer stations operated by waste services companies for transport to landfill sites. Transfer stations are facilities where solid waste is received from collection vehicles and then transferred to, and in some cases compacted in, large specially constructed trailers for transportation to disposal or resource recovery facilities.

     STS utilizes specially designed trailers and unloading equipment as well as experienced personnel to handle the constant flow of municipal solid waste from transfer stations to landfill sites. Since STS has developed significant relationships with large national waste services companies, the Company believes that STS is favorably positioned to capture a substantial share of the newly outsourced business.

     The Company believes that the growth of the Municipal Solid Waste Segment will occur by:

     - Supplementing continued growth with increased marketing efforts and more aggressive bidding, in particular by pursuing the opportunities available through the outsourcing of trucking by the large waste services companies;

     - Seeking suitable acquisitions which will allow STS greater access to new major customers in additional geographic markets, primarily by acquiring smaller and regional independent companies;

     - Expanding into additional regions by establishing new terminals in areas of high population to provide a wider network for developing new business; and

     - Leveraging its transportation capabilities to capture outsourcing opportunities for other types of solid waste and recyclables including biosolids, sludge, saturated soils, scrap metal, paper, green waste and compost.

MARKETING

     TEMPERATURE-CONTROLLED SEGMENT

     AG and ATI market high-quality, "just-in-time," temperature-controlled services in the full-truckload carrier market, primarily to high-volume customers with predictable movements in traffic lanes served by the Temperature-Controlled Segment. ATI and AG emphasize their use of technologically advanced systems and a late-model fleet in attracting large national shippers of temperature-controlled commodities. The "just-in-time" concept stresses the importance of precise delivery times and the need for dependability in order to control inventory levels and limit handling. Full truckload operations typically involve a single shipment occupying the entire carrying capacity of a semi-trailer, moving directly from origin to destination. The full truckload segment generally is less capital intensive, more fragmented and populated by smaller firms than the less-than-truckload segment.

     ATI and AG target the Midwest, Southeast, Northeast and South Central United States as their principal service areas based upon their success in developing significant customers in these markets. In particular, the Southeast, Northeast and South Central regions have generated outbound delivery opportunities for the return trip to the Midwest. Management believes these regions offer significant opportunities to service the needs of national shippers of temperature-controlled commodities. Because of their presence in these regions, ATI and AG are becoming increasingly competitive for return shipments, thereby reducing empty miles, improving productivity and increasing overall profitability.

     MUNICIPAL SOLID WASTE SEGMENT

     STS markets primarily to large national waste services companies who outsource the transportation of the municipal solid waste from transfer stations to landfill sites. By establishing and performing under contracts with such waste services companies in key markets in the United States including New York, Los Angeles, Dallas, Phoenix, Baltimore, St. Louis, Portland, Birmingham and Nashville, the Company believes that STS has positioned itself to attract additional business in new and existing markets. STS also markets to cities and other municipalities who contract directly with trucking companies for waste hauling transportation services.

CUSTOMERS AND OPERATIONS

     TEMPERATURE-CONTROLLED SEGMENT

     The customers of the Temperature-Controlled Segment consist primarily of high-volume shippers that have significant temperature-controlled transportation requirements. Management believes these major customers provide more predictable and, in some respects, less price-sensitive business. ATI and AG are currently "core carriers" for Coca-Cola, Hershey, Tropicana Foods, Americold, S.C. Johnson Wax, Schreiber Foods, Abbott Laboratories, Baxter International and Kraft Foods. "Core-carrier" relationships involve strategic alliances between volume shippers and their distribution partners dedicated to transporting goods.

     Generally, ATI and AG determine freight rates through direct negotiations with their customers, rather than relying upon published tariffs which maintains flexibility in rapidly responding to the varying service demands of their customers. ATI and AG have written contracts with substantially all of their customers. The contracts generally require the customer to use ATI and AG for a specified minimum number of shipments each year and may be terminated by either party upon 30 to 60 days' written notice. The loss of any of ATI's and AG's largest customers could adversely affect the profitability of ATI and AG.

     MUNICIPAL SOLID WASTE SEGMENT

     As of December 31, 1998, substantially all of STS' revenue was under long-term contracts, with terms ranging from five to twenty years. STS has written contracts with Waste Management, Inc., Republic Industries, Inc., Allied Waste Services, Inc. and Browning-Ferris Industries, Inc. STS also has contracts with the City of Phoenix and the municipal authority of Portland, Oregon. STS recently entered into a three-year agreement to transport biosolids, sludge and saturated soils for a subsidiary of Synagro Technologies, Inc. which has begun to outsource the transportation of such waste throughout the entire country.

     Long-term municipal waste contracts are bid competitively and are typically awarded to the low-cost bidder. A contract with a waste services company may be awarded on a competitive basis or on a negotiated basis. Historically, in the waste services organizations, decisions have been made at the regional level so that the regional supervisor has been given the authority to select an independent carrier. As these companies continue to stress the need for outsourcing of waste transportation to their landfills, STS believes that it is well positioned to receive a substantial amount of new business. STS has won waste transportation contracts primarily by charging competitive prices and by offering quality service with late-model, specially designed trailers and unloading equipment, and experienced personnel. Volume increases within these contracts can occur each year due to the population growth and aggressive sales by the waste companies.

     Under each contract, STS has been granted the exclusive right to transport all of the solid waste from a designated transfer station to the landfill site. All of the contracts provide for annual adjustments in the event of changes in the Consumer Price Index and provide that in the event of a breach by STS, the agreement may be terminated only after written notice is given to STS and an opportunity to cure the breach. The contracts do not have a guaranteed volume or number of loads, although many contracts have minimum size specifications for loads. STS does not pay any tipping fees at the transfer stations or at the landfill sites.

REVENUE EQUIPMENT AND COMMUNICATION SYSTEMS

     TEMPERATURE-CONTROLLED SEGMENT

     The Temperature-Controlled Segment purchases or leases high-quality, late-model tractors and temperature-controlled trailers manufactured to its specifications. ATI and AG also contract with owner-operators to provide additional tractors and trailers. The Temperature-Controlled Segment has established standard specifications for the purchased tractors and trailers to simplify driver training, control the cost of maintaining a spare parts inventory, enhance its preventive maintenance program and increase fuel economy. The tractors are equipped with optimal comfort and safety features, such as air-conditioning, high-quality interiors, power steering, engine brakes and sleeper cabs.

     As of December 31, 1998, 504 late-model tractors, including 71 tractors which are owned by owner-operators, and 610 temperature-controlled trailers were maintained by the Temperature-Controlled Segment.

     All of the tractors in the Temperature-Controlled Segment are equipped with a two-way, satellite-based tracking and communication system manufactured by Qualcomm(TM), Incorporated. The Company has a fully integrated management system that utilizes an IBM AS/400 computer with software from Innovative Computing Corporation. These technological systems allow dispatchers to monitor the location and delivery schedules of all shipments and equipment, maintain constant communications with drivers, coordinate routes and maximize utilization of drivers and equipment.

     MUNICIPAL SOLID WASTE SEGMENT

     As of December 31, 1998, 346 late model tractors and 782 trailers were maintained for the transportation of municipal solid waste. The Municipal Solid Waste Segment also owns and operates 14 "tipper" unloading machines which are located in various landfills throughout the country. A "tipper" unloading machine is used to lift and tilt a trailer to a 70 degree angle to dump the solid waste out of the trailer. In addition to the

Municipal Solid Waste Segment owned tractors, 169 tractors are supplied by owner-operators which permits the Municipal Solid Waste Segment to quickly expand its fleet to meet the needs of the customers.

     After a period of initial use (generally 2 to 3 years), substantially all of the tractors in the Temperature-Controlled Segment are converted and used by the Municipal Solid Waste Segment for their remaining useful life. During the conversion process, which takes approximately two weeks, the body frame is shortened, the sleeper cab is removed, the unit is painted and any other necessary customization that is required is performed. By keeping the equipment longer, the Company is able to lower the overall cost of the equipment as well as provide STS an additional source of equipment during periods of growth.

DRIVERS AND OWNER-OPERATORS

     GENERAL

     All of the Company's drivers must meet specific standards relating primarily to driving experience, personal evaluation, safety record and all Department of Transportation ("DOT") driver qualification mandated criteria including commercial driver's license qualifications, physical examinations, drug testing and employer verification background checks. The Company attracts drivers with competitive compensation and benefit packages and with late-model, comfortable tractors.

     TEMPERATURE-CONTROLLED SEGMENT

     The drivers in the Temperature-Controlled Segment are compensated on the basis of miles driven and number of stops in transit or deliveries completed. All such drivers are paid by the mile operated, based upon the number of years of experience and service. In addition, drivers have the right to earn bonuses based on safety requirements, annual mileage and years of service with the Company. All drivers and other employees are eligible to participate in the Company's 401(k) Plan, which includes an employee stock ownership plan, and health, vision, life and dental insurance plans.

     The over-the-road, long-haul, truckload segment of the trucking industry, of which the Temperature-Controlled Segment is a part, experiences significant driver turnover. In addition, because of strict regulations, the trucking industry has a limited pool from which to select qualified drivers. As a result, the Temperature-Controlled Segment must compete with other transportation service companies for the currently available drivers. Management anticipates that the intense competition for qualified drivers in the trucking industry will continue. In an effort to increase the recruitment of experienced, qualified drivers and to improve the retention of these drivers, the Temperature-Controlled Segment has formed a driver retention committee that meets on a regular basis to address specific recruitment and retention issues. As a direct result of this process, the Temperature-Controlled Segment has constructed a driver facility in Shannon, Illinois that includes a diner that provides meals to drivers, an orientation room, a drivers lounge, sleeping quarters for drivers, laundry and shower facilities among other benefits. Although the Company currently has an adequate number of drivers in the Temperature-Controlled Segment, there can be no assurance that the Company will not be affected by a shortage of qualified drivers in the future.

     In addition to its employees, the Temperature-Controlled Segment contracts with a select group of owner-operators who own and operate their own tractors and in certain instances, their own trailers. The owner-operators are compensated on the basis of a percentage of the revenue derived from the hauling of each shipment. The Temperature-Controlled Segment's selection process for independent owner-operators is substantially the same as the process for employee drivers. Each owner-operator is required to enter into an owner-operator lease agreement with the Temperature-Controlled Segment, which is cancelable by either party upon thirty days' notice. The Temperature-Controlled Segment believes that owner-operators provide the Temperature-Controlled Segment with an additional source of drivers, particularly during periods of peak demand for transportation services.

     MUNICIPAL SOLID WASTE SEGMENT

     The drivers of the Municipal Solid Waste Segment are generally compensated on the basis of a percentage of the revenue derived from the hauling of each load or at a flat rate per load. The drivers and other employees are eligible to participate substantially in the same benefits that are offered to drivers and other employees in the Temperature-Controlled Segment. The Company also utilizes owner-operators in the Municipal Solid Waste Segment who are compensated on the same basis as employee drivers.

     Because all of the municipal solid waste hauling routes can be driven in one day or less, STS has not experienced a shortage of qualified drivers.

SAFETY AND INSURANCE

     The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program at its corporate headquarters and its regional terminals including establishing a safety committee to promote safety and heighten awareness throughout the organization. ATI and AG have received a "satisfactory" safety and fitness rating (the highest rating) from the DOT. STS has not yet been rated by the DOT.

     The emphasis on safety begins in the hiring and orientation process, where prospective employees are required to provide a current medical examiner's certificate, complete orientation, safety and proficiency training and submit to drug testing in accordance with all applicable DOT requirements. The Company's safety and loss prevention program includes ongoing education, random drug testing, training and retraining of drivers regarding DOT compliance issues, safe vehicle operations, company policies and procedures and accident reporting.

     The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company maintains insurance that it believes is adequate to cover its liabilities and risks.

FUEL MANAGEMENT

     The Temperature-Controlled Segment manages fuel purchases by directing its drivers to certain truck stops that give discounts in return for volume purchases on a recurring basis. Through the use of computerized monitoring devices imbedded in the engines of its tractors in the Temperature-Controlled Segment, the Company monitors fuel usage, miles per gallon and cost per mile. The Municipal Solid Waste Segment has direct purchase agreements with national fuel suppliers, as well as a cost management program for any fuel purchased. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Historically, the Temperature-Controlled Segment has been able to pass on a portion of fuel price increases to its customers. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. In the case of the Municipal Solid Waste Segment, fuel increases are recovered through the Consumer Price Index rate adjustment provisions in the waste hauling contracts.

COMPETITION

     The trucking industry, in general, is highly competitive and fragmented. The Temperature-Controlled Segment competes primarily with other long-haul, temperature-controlled truckload carriers, private fleets operated by existing and potential customers and, to a lesser extent, railroads. The other trucking companies in the Temperature-Controlled Segment possess substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The Temperature-Controlled Segment also competes with other motor carriers in hiring qualified drivers.

     The Municipal Solid Waste Segment competes primarily with smaller privately owned regional trucking companies and local independent hauling operations. The Municipal Solid Waste Segment also competes with rail and barge companies for solid waste transportation.

REGULATION

     The Company's drivers and independent contractors must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The Company's operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the Environmental Protection Agency and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters and the disposal of certain substances. Management believes that its operations are in compliance with current laws and regulations.

EMPLOYEES

     As of December 31, 1998, the Company employed 1,170 persons, of whom 874 were drivers, 296 were maintenance and support personnel including management and administration, and the Company contracted with 159 owner-operators. As of December 31, 1998, approximately 150 of the employees in the Municipal Solid Waste Segment were represented by collective bargaining units and the Company has never experienced a work stoppage. STS has reached a collective bargaining agreement with workers in Oregon which expires December 31, 1999. Four terminals in the Municipal Solid Waste Segment are affiliated with the International Brotherhood of Teamsters. The Company believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     LARRY L. ASCHE, age 47, has served as Chairman and Director of the Company since July 1994 and as Chief Executive Officer since November 1996. Mr. Asche also served as Chief Operating Officer from July 1994 to November 1996. Mr. Asche has served as President and Director of ATI since its incorporation in February 1983. He also serves as Chairman of the Board of AG and Vice President and Director of STS. Mr. Asche acquired the business from Clarence Asche, Mr. Asche's uncle, in 1973 and operated ATI for ten years as a sole proprietorship. Mr. Asche is the husband of Diane L. Asche.

     KEVIN M. CLARK, age 43, has served as President and Director of the Company since July 1994. Mr. Clark also served as Chief Executive Officer from July 1994 to November 1996. Since May 1987, Mr. Clark has served as Vice President of ATI. He also serves as Vice-President of AG and Vice-President of STS. Prior to joining ATI, Mr. Clark served for over two years as a management consultant to ATI. From 1982 to 1984, Mr. Clark was Vice President and Director of Batt Trucking, Inc., Caldwell, Idaho, a refrigerated trucking company. From 1980 to 1984, Mr. Clark was the founder and President of National Traffic Services Corporation, Boise, Idaho, a management consulting firm providing regulatory compliance assistance to regional and national transportation companies. Prior to that time, Mr. Clark served as the Transportation Auditor and Acting Director of the Idaho Public Utilities Commission, Boise, Idaho and prior thereto, he was a transportation specialist with Consolidated Freightways, Boise, Idaho. Mr. Clark has a B.S. degree in business from Ottawa University, Phoenix, Arizona. Mr. Clark has also received a Transportation Practitioner Degree from the College of Advanced Traffic, Chicago, Illinois and has been admitted to practice before the Interstate Commerce Commission and Federal Maritime Commission. Mr. Clark has served as Chairman of the Advisory Board of Directors of the University of Georgia Trucking Profitability Strategies Conference. He is also the author of three books in the transportation and business fields and has been a frequent speaker for various national organizations.

     LEON M. MONACHOS, age 47, has served as a Director of the Company since March 1996 and as Chief Financial Officer since May 1996. Since September 1996, Mr. Monachos has served as Vice-President -- Finance of ATI and AG. He also serves as Vice-President -- Finance and Director of STS. From October 1995 to May 1996, Mr. Monachos had been an advisor to the president and founder of a privately-held transportation services company. From June 1986 to September 1995, he was employed at Ernst & Young LLP, a public accounting firm, most recently as Senior Manager. Mr. Monachos has a B.S. degree from the University of Illinois and is a certified public accountant.

     GARY I. GOLDBERG, age 55, has served as Vice President of the Company since February 1998 and a Director since July 1996. Mr. Goldberg is President and a Director of STS. From 1977 to 1997, Mr. Goldberg served as Executive Vice President of Jack Gray Transport, Inc. ("JGT"). Prior to joining JGT, he was employed by Material Service Corporation and Vulcan Materials Company as controller for eight years. Mr. Goldberg has a B.A. degree in commerce from DePaul University.

     DIANE L. ASCHE, age 45, has served as Vice President, Secretary and Director of the Company since July 1994. Mrs. Asche has served as Vice President, Secretary and Director of ATI since its incorporation in February 1983 and in addition, serves as Secretary of AG and STS. Mrs. Asche is the wife of Larry L. Asche.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal terminal are located on a five-acre tract in Shannon, Illinois which is owned by ATI and consists of six buildings with 4,400 square feet of office space, 12,000 square feet of space devoted to equipment maintenance and repair, as well as two acres of parking space. ATI operates a 15,000 square-foot terminal, warehouse and office facility in Apopka, Florida for its foliage division which is leased from an unrelated party under a five-year lease. ATI owns a 70-door, 10,000 square-foot regional terminal and maintenance facility in Conley, Georgia and leases from an unrelated party a 13,000 square-foot office facility, approximately 13,000 square-foot shop area and parking area in Tontitown, Arkansas under a ten-year lease.

     AG owns and operates a regional terminal and maintenance facility in Tavares, Florida consisting of 6,000 square feet of office space and 2.5 acres of parking. AG rents two additional acres of parking adjacent to the terminal facility from Richard S. Baugh, a director of the Company, under a five-year lease.

     STS owns or leases 19 terminals in the following cities: Irondale, Alabama; Chandler, Arizona; Lancaster, California; Moreno Valley, California; Bradenton, Florida; Granite City, Illinois; Indianapolis, Indiana; Valparaiso, Indiana; Nicholasville, Kentucky; Baltimore, Maryland; Freeport, New York; Greensboro, North Carolina; Arlington, Oregon; Portland, Oregon; Bigler, Pennsylvania; Duncan, South Carolina; Camden, Tennessee; Irving, Texas and Federal Way, Washington. STS also utilizes the maintenance facility and a portion of ATI's terminal in Conley, Georgia as an office, as well as leases office space in Portage, Indiana. All leases are with unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been from time to time a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has not received notice of any material pending claims other than those arising from vehicle accidents and there are no environmental, regulatory, or other governmental proceedings pending against the Company. The Company maintains insurance that it believes is adequate to cover its liability risks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol ASHE. The following table shows the quarters' high and low closing prices as reported by Nasdaq.

        FISCAL 1998             HIGH    LOW                FISCAL 1997             HIGH    LOW
        -----------             ----    ----               -----------             ----    ----
First Quarter...............    5 1/2   3 5/16     First Quarter...............    7 1/16  4 3/4
Second Quarter..............    8 15/32 4          Second Quarter..............    6 1/8   3 7/8
Third Quarter...............    7 1/4   3 9/16     Third Quarter...............    5       3 13/16
Fourth Quarter..............    5 1/2   2 3/4      Fourth Quarter..............    4 3/4   2 1/2

     As of March 25, 1998 there were approximately 212 holders of record and approximately 2,700 beneficial holders of the Company's common stock.

     The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's loan agreement contains a prohibition on the payment of any cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The statements of operations data and the balance sheet data are derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere. (in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                         1998(4)      1997        1996        1995        1994
                                        ---------   ---------   ---------   ---------   ---------
NET REVENUES.........................   $ 113,431   $  65,170   $  77,365   $  67,748   $  34,034
OPERATING EXPENSES:
  Salaries, wages and benefits.......      42,065      23,403      27,109      24,352      11,605
  Fuel...............................      13,581      10,867      13,350      10,532       4,889
  Purchased transportation...........      24,180      11,185      10,772       7,148       4,802
  Supplies and maintenance...........      12,053       6,317       7,032       6,369       3,256
  Depreciation and amortization......       6,686       5,354       8,547       7,887       3,309
  Taxes and licenses.................       1,754       1,667       2,073       1,762         792
  Insurance..........................       3,201       2,079       2,838       2,784       1,266
  Communications and utilities.......       1,448         821         818         809         431
  Gain (loss) on disposition of
     equipment(1)....................        (387)       (905)      1,165        (323)        (74)
  Litigation settlement(2)...........          --          --         150          --          --
  Polar restructuring expense(3).....          --          --         490          --          --
  Investment write-off...............          --          --         100          --          --
  Writedown of equipment to net
     realizable value(1).............          --          --       1,155          --          --
  Severance expense..................          --          --          81          --          --
  Merger consummation costs(4).......          --          --          --       1,269          --
  Other..............................       1,995       1,545       2,298       1,297         281
                                        ---------   ---------   ---------   ---------   ---------
     Total operating expenses........     106,576      62,333      77,978      63,886      30,557
                                        ---------   ---------   ---------   ---------   ---------
OPERATING INCOME (LOSS)..............       6,855       2,837        (613)      3,862       3,477
OTHER (EXPENSES) INCOME:
  Interest expense...................      (5,066)     (2,128)     (3,464)     (4,069)     (2,366)
  Warrant accretion expense..........        (786)         --          --          --          --
  Amortization of debt issuance
     costs...........................        (280)         --          --        (447)     (1,786)
  Amortization of debt discount......        (264)         --          --          --          --
  Other..............................         494          67         136         127          61
                                        ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT) AND MINORITY
  INTEREST EXPENSE AND EXTRAORDINARY
  ITEM...............................         953         776      (3,941)       (527)       (614)
INCOME TAX PROVISION (BENEFIT).......         830         506      (1,321)        538         465
                                        ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE MINORITY
  INTEREST EXPENSE AND EXTRAORDINARY
  ITEM...............................         123         270      (2,620)     (1,065)     (1,079)
  Minority interest expense..........         (63)         --          --          --          --
                                        ---------   ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM...............................          60         270      (2,620)     (1,065)     (1,079)
  Loss on extinguishment of debt, net
     of income tax benefit of $134...          --          --          --         261          --
                                        ---------   ---------   ---------   ---------   ---------
NET INCOME (LOSS)....................   $      60   $     270   $  (2,620)  $  (1,326)     (1,079)
                                        =========   =========   =========   =========   =========
Basic and diluted historical income
  (loss) per common share:
  Loss before extraordinary item.....                                       $   (0.28)
  Extraordinary item.................                                           (0.07)
                                                                            ---------
  Net income (loss)..................   $    0.01   $    0.06   $   (0.67)  $   (0.35)
                                        =========   =========   =========   =========

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                         1998(4)      1997        1996        1995        1994
                                        ---------   ---------   ---------   ---------   ---------
Basic and diluted proforma net loss
  per common share (unaudited):......                                                   $   (0.57)
                                                                                        =========
Basic weighted average common shares
  outstanding:
  Historical.........................   4,600,926   4,273,842   3,928,596   3,750,914
                                        =========   =========   =========   =========
  Proforma...........................                                                   1,878,649
                                                                                        =========

BALANCE SHEET DATA:

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Working capital........................   $(36,324)  $ (5,326)  $(11,601)  $(11,729)  $ (3,759)
Property and equipment, net............     45,403     19,176     26,552     48,280     32,114
Total assets...........................     88,278     35,507     46,304     68,933     43,693
Debt and capital lease obligations
  (including current maturities).......     61,978     19,358     30,104     45,868     30,395
Stockholders' equity...................     14,429     12,809     10,531     12,905      8,311

---------------

(1) See Note 3 to Audited Consolidated Financial Statements.

(2) See Note 13 to Audited Consolidated Financial Statements.

(3) See Note 14 to Audited Consolidated Financial Statements.

(4) See Note 1 to Audited Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations contain forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: general economic conditions, availability of drivers, labor costs, fuel costs, interest rates, competition and governmental regulations. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

     On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a newly formed subsidiary of the Company. The STS Acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of operations includes the results of STS from the date of acquisition. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the years ended December 31, 1997 and 1996 do not include STS and the results from operations for the year ended December 31, 1998 only include STS since the date of acquisition.

GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has not complied with certain loan covenants during the year ended December 31, 1998, and also is not likely to be able to comply with certain covenants during 1999, under loan agreements with: (1) American Capital Strategies, Ltd. ("ACS") (10% stockholder and $8,000 subordinated lender to
STS), (2) one of STS's senior bank lenders ($14,113 outstanding line of credit and $16,714 note payable at December 31, 1998), (3) the Company's senior bank lender ($4,547 outstanding line of credit at December 31, 1998), and (4) an unsecured subordinated lender holding a 14.00% note payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) and due July 1, 1999. The violations primarily relate to financial covenants including the: total leverage ratio; minimum tangible net worth amount; fixed charge coverage ratio; interest coverage ratio; minimum annual net income; and the maximum amount for leases and capital expenditures. As of April 15, 1999, the Company has not been successful in obtaining the necessary waivers and amendments from the respective lenders in order for the debt not to be considered in default at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans include actively seeking refinancing of the $8,000 subordinated debt with ACS which may be in the form of equity securities or in other certain subordinated debt securities. Upon the refinancing of the $8,000 subordinated debt, management believes it will be successful in obtaining the necessary waivers and amendments with its other lenders in order for the debt not to be considered in default at and for the year ended December 31, 1998 and to enable the Company to comply with its loan covenants during 1999.

     Under the provisions of a subordination and intercreditor agreement between STS, STS's senior bank lenders and ACS, ACS is prohibited from taking any legal action against STS until an event of default under the loan agreement with ACS occurs and continues uncured and unwaived for six months after notice of such event of default is provided to the senior bank lenders by ACS. As of April 15, 1999, no written notification from ACS regarding an event of default has been received by the senior bank lenders. Upon the occurrence of an event of default, interest can accrue at the default rate (17.50% on the $5,500 senior subordinated note and 20.00% on the $2,500 junior subordinated note) until such default is waived or cured. A prepayment premium can also be assessed under the provisions of the loan agreement as a result of the default, not to exceed $240.

     Under the provisions of the loan agreement with STS's senior bank lender, upon the occurrence of an event of default, the bank can automatically cease to make any new loans. Upon written notice, the bank can also declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon the occurrence of an event of default, interest can accrue at its current rate plus 2.00%, compounded daily. As of April 15, 1999, no written notification from STS's senior bank lender regarding an event of default has been received.

     Under the provisions of the loan agreement with the Company's senior bank lender, upon written notice by the bank of an event of default, the bank can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon the occurrence of an event of default, interest can accrue at the prime rate plus 3.00% per annum. As of April 15, 1999, no written notification from the Company's senior bank lender regarding an event of default has been received.

     Under the provisions of the loan agreement with the unsecured subordinated lender holding a 14.00% note payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) and due July 1, 1999, the holder of the note, by written notice, can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon notification of the occurrence of an event of default, interest can accrue at a rate of 18.00% per annum. As of April 15, 1999, no written notification from the unsecured subordinated lender has been received.

     As a result of the violations of certain financial covenants related to the 8.81% note payable to a bank and the 12.50% and 15.00% subordinated notes payable to ACS which have not been waived or cured, the long-term portion of the originally scheduled maturities totaling $22,142 are classified as current obligations in the accompanying balance sheet at December 31, 1998. In addition, as a result of the violations of certain financial covenants related to the revolving lines of credit which have not been waived or cured, the outstanding borrowings of $18,660 are classified as a current obligation in the accompanying balance sheet at December 31, 1998. The 14.00% unsecured subordinated notes payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) is already classified as current as it is due July 1, 1999.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net revenues increased $48.3 million, or 74.1%, to $113.4 million in 1998, from $65.2 million in 1997, largely due to the STS Acquisition. During 1998, the Company increased its revenue producing power units by 520 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $4.4 million, or 6.8%, due to having less tractors in service in its Temperature-Controlled Segment.

     Total miles increased 23.3 million, or 40.2%, to 81.3 million in 1998 from
58.0 million in 1997, largely due to the STS Acquisition. Average miles per tractor decreased 16.7% to 100,380 miles in 1998 from 120,501 miles in 1997. Average revenue per tractor increased 3.5% to $140,072 in 1998 from $135,348 in 1997. The decrease in average miles per tractor and the increase in average revenue per tractor are attributable to the shorter length of haul in the Municipal Solid Waste Segment. Without giving effect to the STS Acquisition, the Company's total miles decreased by 9.6 million, or 16.6%, due to having less tractors in service in its Temperature-Controlled Segment. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

     The Company's operating ratio (operating expenses divided by operating revenues) decreased 1.6%, to 94.0% in 1998 from 95.6% in 1997. The decrease in the operating ratio is largely due to a lower operating ratio in the Municipal Solid Waste Segment. Without giving effect to the STS Acquisition, the Company's operating ratio increased 0.1%, to 95.7% in 1998 from 95.6% in 1997. Total operating expenses increased $44.2 million, or 71.0%, to $106.6 million in 1998, compared to $62.3 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased $4.2 million, or 6.7%, due primarily having less tractors in service in its Temperature-Controlled Segment and decreased fuel prices.

     Salaries, wages and benefits increased $18.7 million, or 79.7%, to $42.1 million in 1998 compared to $23.4 million in 1997, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance driver recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits decreased $0.4 million, or 1.7%, largely due to having less personnel to service the fewer tractors in its Temperature-Controlled Segment which more than offset increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

     Fuel expenses increased $2.7 million, or 25.0% to $13.6 million in 1998 compared to $10.9 million in 1997, largely due to the effect of the STS Acquisition, which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $2.5 million or 22.6%, largely due to the decrease in the number of tractors in its Temperature-Controlled Segment and decreased fuel prices.

     Purchased transportation expense increased $13.0 million, or 116.2% to $24.2 million in 1998 compared to $11.2 million in 1997, largely due to the effect of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $1.0 million or 8.7%, due to an increase in contractor operated units.

     Supplies and maintenance expenses increased $5.7 million, or 90.8% to $12.1 million in 1998 compared to $6.3 million in 1997, largely due to the effect of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.8 million or 12.6%, due to a decrease in company-owned units in service in its Temperature-Controlled Segment.

     Depreciation and amortization expense increased $1.3 million, or 24.9%, to $6.7 million in 1998 compared to $5.4 million in 1997, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's depreciation and amortization expense decreased by $1.4 million or 25.8%, due to a decrease in company-owned units in service in its Temperature-Controlled Segment.

     Insurance expense increased $1.1 million, or 54.0%, to $3.2 million in 1998 compared to $2.1 million in 1997, due to the STS Acquisition.

     Interest expense increased $2.9 million, or 138.1%, to $5.1 million in 1998 compared to $2.1 million in 1997, due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's interest expense decreased $0.7 million due to lower levels of debt. Outstanding debt and capital lease obligations aggregated $62.0 million at December 31, 1998 compared to $19.4 million at December 31, 1997.

     Warrant accretion expense of $786 in 1998 represents the accretion of STS warrants in connection with the STS Acquisition.

     Amortization of debt issuance costs of $280 in 1998 represents the amortization of debt issuance costs in connection with the STS Acquisition.

     Amortization of debt discount of $264 in 1998 represents the amortization of debt discount in connection with the STS Acquisition.

     Minority interest expense of $63 in 1998 represents the increase in minority interest in connection with the STS Acquisition.

     The effective income tax rates of 93.3% and 65.2% in 1998 and 1997, respectively, are higher than the federal statutory rate due primarily to the nondeductibility of certain expenses (i.e., warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursements paid to drivers).

YEARS ENDED DECEMBER 31, 1997, AND 1996

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

     Gain on disposition of equipment in 1997 was $0.9 million compared to a loss in 1996 of $1.2 million, largely due to the sale and leaseback of certain Polar motor carrier equipment that resulted in a loss of $1.0 million in 1996.

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

     The effective income tax rate of 65.2% in 1997 is higher than the federal statutory rate due primarily to the non-deductibility of per diem expense reimbursements paid to drivers.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had a net working capital deficit of $36.3 million. Excluding the long-term debt in default which has been reclassified to current as a result of covenant violations, the Company had net working capital of $4.5 million at December 31, 1998. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowings under its revolving bank lines of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $24.0 million, consisting of $18.0 million (Municipal Solid Waste Segment) and $6.0 million (Temperature-Controlled Segment), based on a percentage of eligible trade receivables and certain other fixed assets, $18.7 million, of which was borrowed against the lines of credit at December 31, 1998, consisting of $14.1 million (Municipal Solid Waste Segment) and $4.5 million (Temperature-Controlled Segment) and approximately $0.8 million was available, consisting of $0.7 million (Municipal Solid Waste Segment) and $0.1 million (Temperature-Controlled Segment).

     The Company's growth and the significant investment in its modern fleet of tractors and temperature-controlled trailers have historically been financed substantially through long-term debt and lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $62.0 million and $19.4 million at December 31, 1998 and 1997, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 4.30:1 at December 31, 1998 and 1.51:1 at December 31, 1997. During 1998, the Company increased its fleet size by 329 tractors and 808 temperature-controlled trailers, primarily through operating leases.

     In January 1997, the Company borrowed $1 million against the appraised value of approximately $1.5 million of a terminal and maintenance facility, and used the proceeds to pay down current liabilities. In February 1997, the Company entered into a purchase agreement to sell certain Polar Express Corporation motor carrier equipment for $4.6 million. The transaction was completed in March 1997 and generated $1.4 million in net cash proceeds, and the Company used the proceeds for general corporate purposes. In July 1997, the Company completed a private placement offering of restricted common stock that raised net proceeds to the Company of $1.8 million, and the Company used the proceeds for general corporate purposes.

     In March 1998, ATI entered into various agreements for the sale and leaseback of certain motor carrier equipment which reduced operating expenses and increased cash flows $0.4 million. The leases are classified as capital leases in accordance with SFAS No. 13, Accounting for Leases. The transactions generated no cash proceeds. During 1998, ATI entered into various agreements for the sale of certain motor carrier equipment with an immediate leaseback of the same motor carrier equipment by STS. The motor carrier equipment sold by ATI was originally financed with debt, capital leases and operating leases. The net book value of the debt financed equipment and the capital lease financed equipment was $4.9 million. The leases entered into by STS are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The transactions generated $1.9 million in net cash proceeds to the Company.

     The Company believes that available cash, cash flow from future operations, and borrowings available under its lines of credit will be sufficient to meet its current working capital needs and short-term commitments (excluding the potential effects of long-term debt in default which has been reclassified to current as a result covenant violations). The Company's long-term commitments consist of long-term debt and lease obligations. The Company believes that available cash, cash flow from operations, equity that the Company has in its equipment upon sale, and borrowings available under its lines of credit will be sufficient to meet its long-term commitments.

     As of December 31, 1998, the Company has $3.8 million in subordinated debt due in July and August of 1999. On January 29, 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $0.7 million of the subordinated debt for 135,000 shares of the Company's common stock. On March 12, 1999, an unrelated individual exchanged $1.2 million of the subordinated debt for 230,000 shares of the Company's common stock. Additionally, $0.2 million of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock. The Company anticipates satisfying the remaining obligations through a refinancing of the debt or an equity infusion.

     Management's plans include actively seeking refinancing of the $8.0 million subordinated debt with ACS which may be in the form of equity securities or in other certain subordinated debt securities. Upon the refinancing of the $8.0 million subordinated debt, management believes it will be successful in obtaining the necessary waivers and amendments with its other lenders in order for the debt not to be considered in default at and for the year ended December 31, 1998 and to enable the Company to comply with its loan covenants during 1999.

     The Company anticipates its future growth in the Municipal Solid Waste Segment to be more prominent than the Temperature-Controlled Segment. Certain growth in the Municipal Solid Waste Segment is anticipated to come from new contract opportunities at existing terminal facilities, also requiring the purchase of additional motor carrier and other equipment. These equipment purchases are anticipated to be financed primarily through long-term debt and lease obligations collateralized by the equipment. Certain growth in the Municipal Solid Waste Segment is anticipated to come from new contract opportunities at new locations requiring a significantly greater investment by the Company. The Company anticipates financing start-up costs for the new terminal facilities primarily through lease obligations.

     As the Company continues to facilitate its planned future growth, the Company's capital needs may require additional borrowings or an equity infusion.

RECENT ACCOUNTING STANDARDS

     In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities, including organization costs, to be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for the Company for fiscal years beginning after December 15, 1998, and will require the Company upon adoption to write off any previously capitalized start-up or organization costs as a cumulative effect of a change in accounting principle. Thus, effective January 1, 1999, the Company will write off all organization and start-up costs under the SOP as a cumulative effect of a change in accounting principle in the amount of approximately $0.5 million, which primarily relates to the STS costs incurred in 1998 to open new terminals or expand existing facilities.

CHANGE IN ESTIMATED SALVAGE VALUES

     In July 1998, the Company adjusted the estimated salvage values related to certain motor carrier equipment of AG Carriers from 20% to 49% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $0.2 million, $0.1 million after-tax ($0.03 basic and diluted net income per common share) in 1998.

     In December 1996, the Company adjusted the estimated salvage values related to certain motor carrier equipment of Polar Express Corporation from 44% to 35% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This resulted in a writedown of equipment in the amount of $1.2 million, $0.7 million after-tax ($0.18 basic and diluted net loss per common share) in 1996.

     In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar Express Corporation motor carrier equipment which reduced expenses $0.6 million and increased net income $0.4 million during the year ended December 31, 1997 ($0.09 basic and diluted net income per common share). The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The book values of the equipment totaling $6.3 million were removed from the balance sheet with the resulting loss of $1.0 million, $0.6 million after-tax ($0.16 basic and diluted net loss per common share) recorded in 1996.

RESTRUCTURING

     Due primarily to losses incurred at Asche Transfer, Inc.'s Southwest Division, formerly Polar Express Corporation ("Polar"), the Company determined that a restructuring was necessary to reduce the overhead of that operation. In June 1996, the Company consolidated certain functions, primarily management, accounting and information systems and terminated approximately 30 employees of Polar. The Company recorded a non-recurring, one-time restructuring charge of $0.49 million, or $0.08 net loss per common share. The Company anticipated and realized cost savings that approximated $1.0 million annually.

     In conjunction with the restructuring, the Company determined that losses realized at Polar were also related to unprofitable transportation services performed by Polar. The Company decided to no longer haul for certain customers in certain lanes and to dispose of excess motor carrier equipment. In February 1997, the Company entered into an agreement to sell 68 Polar tractors and 141 Polar trailers for approximately $4.6 million. The termination generated approximately $1.4 million in net cash proceeds to the Company with no significant earnings effect in 1997. The transaction was completed in March 1997 and no current plans exist to replace this equipment.

SALE LEASEBACKS

     In March 1998, ATI entered into various agreements for the sale and leaseback of certain motor carrier equipment which reduced operating expenses $0.4 million, $0.3 million after-tax ($0.05 basic and diluted net income per common share) in 1998. The leases are classified as capital leases in accordance with SFAS No. 13, Accounting for Leases.

     During 1998, ATI entered into various agreements for the sale of certain motor carrier equipment with an immediate leaseback of the same motor carrier equipment by STS. The motor carrier equipment sold by ATI was originally financed with debt, capital leases and operating leases. The net book value of the debt financed equipment and the capital lease financed equipment was $4.9 million. The leases entered into by STS are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The transactions generated $1.9 million in net cash proceeds to the Company and resulted in a gain of $0.5 million, of which $0.1 million was recognized in 1998 with the remainder of $0.4 million amortized over the remaining lives of the related leases.

RELATED PARTY LEASES

     The Company currently leases certain of its revenue equipment from related parties. These leases are accounted for as capital leases. Payments to related parties on capital lease obligations in 1998, 1997 and 1996 were $0.6 million, $0.8 million and $0.8 million, respectively.

SEASONALITY

     The Company's Temperature-Controlled Segment results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pick-up and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather. Accordingly, such factors cause fluctuations in results of operations. The foliage business of ATI experiences seasonal fluctuations in volume during certain periods of the year. The Company's Municipal Solid Waste Segment does not experience significant seasonal fluctuations.

YEAR 2000

     Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company is taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We are continuing our as-yet incomplete assessment of the impact of the year 2000 problem.

     The Company has reviewed its internal information systems and believes that the costs and efforts to address the year 2000 problem will not be material to our business, financial condition or results of operations, and may be resolved through replacements and upgrades to our software or hardware. The year 2000 problem may, however, adversely impact the Company by affecting the business and operations of parties with which we transact business, although we are unable to precisely determine the likelihood or potential impact of any such event. There can be no assurance that the Company will be able to effectively address year 2000 issues in a cost-efficient manner and without interruption to our business, or that year 2000 problems encountered by our suppliers, customers or other parties will not have a material impact on our business, financial condition and results of operations.

     The Company's state of readiness for the year 2000, our estimated costs associated with year 2000 issues, the risks we face associated with year 2000 issues and our year 2000 contingency plans are summarized below.

STATE OF READINESS

     Internally, we have implemented a three-phase process to assess year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are year 2000 compliant. We have completed all three phases with respect to most of our purchased information technology ("IT") systems and non-IT systems and believe the systems are year 2000 compliant. We anticipate completing all three phases with respect to the remainder of the purchased IT and non-IT systems by the end of the second quarter in 1999.

     Externally, we have implemented a three-phase process to assess year 2000 compliance of the systems of our vendors, customers and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors, customers and other third parties with whom we transact business and determine whether they are significant to our business ("core" parties); (2) to contact the vendors, customers and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the year 2000 problem; and (3) to evaluate the responses received from the vendors, customers and other third parties. The questionnaire we are using asks vendors, customers and other third parties such questions as
(i) whether they have a documented year 2000 compliance plan, (ii) whether they are aware of any year 2000 readiness issues that could affect the Company, (iii) whether, if such an issue exists, they have plans in place to ensure compliance,
(iv) what their target date is for year 2000 compliance and (v) whether they have any contingency plans. We have substantially completed all three phases with respect to core parties. We plan to follow up during 1999 with our core vendors, core customers and third parties with whom we do business, and update our information regarding the year 2000 problem. We are in the first and second phases with respect to non-core parties, and anticipate completing all phases with respect to non-core parties before the end of the third quarter of 1999.

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

     We estimate that the costs associated with implementing all phases of our year 2000 assessment and resolving any year 2000 problems will be less than $100. This estimate includes expenditures for both repairs and upgrades. We believe that these costs, assuming this estimate is accurate, would not have a material effect on our business, financial condition and results of operations. We anticipate that cash flow from operations will be used to pay the costs associated with our year 2000 problem. All year 2000 costs are expensed as incurred.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

     We are unaware of any material risk to the Company associated with year 2000 issues at the present time. We believe that the reasonably likely worst case year 2000 scenario is a decrease in the efficiency with which we procure and deliver loads, and a decrease in the efficiency with which we receive payment for services rendered. A decrease in efficiency, however, would not necessarily result in a decrease in business. We expect that load procurement, load delivery and billing all could be achieved through alternative methods within a relatively short period of time. Any disruption, however, could result in some lost revenue.

     We face the additional risk of experiencing an increase in claims and litigation relating to the year 2000 problem because, among other reasons, there is no uniform definition of year 2000 "compliance" and because all vendor, customer and third party situations cannot be anticipated, particularly those involving third party products. Such claims, if successful, could have a material adverse effect on future results. Moreover, the costs of defending the Company against such claims, even if ultimately resolved in our favor, could have a material adverse effect on future results.

CONTINGENCY PLANS

     We have not yet developed specific contingency plans for the millennium bug because our assessment of year 2000 issues is incomplete. We generally expect that our contingency plans will be to identify and have available to us alternate vendors and service providers to decrease the impact on the Company if one or more of the core parties with whom we do business suffers a significant year 2000 problem. We expect to have the Company's contingency plans complete before the end of the third quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its notes payable under their revolving lines of credit. If market interest rates for such borrowings average 1% more during 1999 than they did during 1998, the Company's interest expense would increase, the income before income taxes would decrease by approximately $0.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are annexed to this Report as pages F-2 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before April 16, 1999. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before April 16, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before April 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or before April 16, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements filed as part of this report are listed in the accompanying Index to Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AASCHE TRANSPORTATION SERVICES, INC.
                                                           LARRY L. ASCHE
                                          By:
                                          --------------------------------------

                                              Larry L. Asche, Chief Executive
                                                           Officer

April 15, 1999

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ LARRY L. ASCHE                Chief Executive Officer and Chairman    April 15, 1999
---------------------------------------------  of the Board of Directors (Principal
               Larry L. Asche                  Executive Officer)

            /s/ LEON M. MONACHOS               Chief Financial Officer (Principal      April 15, 1999
---------------------------------------------  Financial and Accounting Officer)
              Leon M. Monachos

             /s/ KEVIN M. CLARK                President, Director                     April 15, 1999
---------------------------------------------
               Kevin M. Clark

            /s/ GARY I. GOLDBERG               Vice President, Director                April 15, 1999
---------------------------------------------
              Gary I. Goldberg

             /s/ DIANE L. ASCHE                Vice President, Secretary, Director     April 15, 1999
---------------------------------------------
               Diane L. Asche

            /s/ RICHARD S. BAUGH               Director                                April 15, 1999
---------------------------------------------
              Richard S. Baugh

            /s/ DENNIS D. WILSON               Director                                April 15, 1999
---------------------------------------------
              Dennis D. Wilson

           /s/ MICHAEL TODD RECOB              Director                                April 15, 1999
---------------------------------------------
             Michael Todd Recob

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................  F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998,
  1997 and 1996.............................................  F-7
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................  F-8
Notes to Consolidated Financial Statements..................  F-9

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
  AASCHE TRANSPORTATION SERVICES, INC.

     We have audited the accompanying consolidated balance sheets of Aasche Transportation Services, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aasche Transportation Services, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Aasche Transportation Services, Inc. will continue as a going concern. As more fully described in Note 4 and the third paragraphs of Notes 5 and 6 to the financial statements, the Company has not complied with certain covenants of loan agreements during the year ended December 31, 1998, and also is not likely to be able to comply with certain covenants of loan agreements during 1999, with certain lenders. The Company has not been successful in obtaining the necessary waivers and amendments from the lenders in order for the debt not to be considered in default at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP
Chicago, Illinois
March 12, 1999,
except for Note 4 and the third paragraphs of Notes 5 and 6, as to which the date is April 15, 1999

                      (This page intentionally left blank)

                      AASCHE TRANSPORTATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,761    $     --
  Trade receivables, less allowance for doubtful accounts of
     $71....................................................      15,947       5,449
  Prepaid expenses and other current assets.................       3,983       1,631
  Inventory supplies........................................       1,964         575
  Prepaid acquisition costs.................................          --         485
                                                                --------    --------
     Total current assets...................................      24,655       8,140
Property and equipment, at cost.............................      57,053      32,931
  Less accumulated depreciation and amortization............     (11,650)    (13,755)
                                                                --------    --------
     Net property and equipment.............................      45,403      19,176
                                                                --------    --------
Excess of cost over net assets acquired, less accumulated
  amortization of $1,177 and $730...........................      14,176       7,340
Debt issuance costs, less accumulated amortization of
  $280......................................................       1,045          --
Other assets................................................       2,999         851
                                                                --------    --------
     TOTAL ASSETS...........................................    $ 88,278    $ 35,507
                                                                ========    ========

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................    $  1,657    $    312
  Accounts payable..........................................       3,756         788
  Accrued liabilities.......................................       3,453       1,234
  Guaranteed obligation of Employee Stock Ownership Plan....         155         203
  Lines of credit in default................................      18,660       3,817
  Current maturities of long-term debt with unrelated
     parties (including $16,714 in default).................      18,294       2,752
  Current maturities of long-term debt with related party...         995         995
  Current maturities of capital lease obligations with
     unrelated parties......................................       2,090       2,696
  Current maturities of capital lease obligations with
     related parties........................................         151         669
  Subordinated debt, less unamortized debt discount of $107
     (including $8,973 in default)..........................      11,768          --
                                                                --------    --------
     Total current liabilities..............................      60,979      13,466
  Long-term debt with unrelated parties, less current
     maturities.............................................       2,237       3,745
  Long-term debt with related parties, less current
     maturities.............................................         761       1,550
  Capital lease obligations with unrelated parties, less
     current maturities.....................................       5,797       2,787
  Capital lease obligations with related parties, less
     current maturities.....................................          --         144
  Minority interest.........................................         563          --
  Subordinated debt, less unamortized debt discount of
     $430...................................................       1,070          --
  Deferred income taxes.....................................       1,656       1,006
  Accrued warrant accretion.................................         786          --
                                                                --------    --------
     Total liabilities......................................      73,849      22,698
Stockholders' equity:
  Common stock, $.0001 par value, 10,000,000 shares
     authorized, 4,696,130 and 4,539,735 shares issued and
     outstanding............................................          --          --
  Additional paid-in capital................................      18,077      16,565
  Guarantee of Employee Stock Ownership Plan obligation.....        (155)       (203)
  Accumulated deficit.......................................      (3,493)     (3,553)
                                                                --------    --------
     Total stockholders' equity.............................      14,429      12,809
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $ 88,278    $ 35,507
                                                                ========    ========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1998         1997         1996
                                                            ---------    ---------    ---------
NET REVENUES............................................    $ 113,431    $  65,170    $  77,365
OPERATING EXPENSES:
  Salaries, wages and benefits..........................       42,065       23,403       27,109
  Fuel..................................................       13,581       10,867       13,350
  Purchased transportation..............................       24,180       11,185       10,772
  Supplies and maintenance..............................       12,053        6,317        7,032
  Depreciation and amortization.........................        6,686        5,354        8,547
  Taxes and licenses....................................        1,754        1,667        2,073
  Insurance.............................................        3,201        2,079        2,838
  Communications and utilities..........................        1,448          821          818
  (Gain) loss on disposition of equipment...............         (387)        (905)       1,165
  Litigation settlement.................................           --           --          150
  Polar restructuring expense...........................           --           --          490
  Investment write-off..................................           --           --          100
  Writedown of equipment to net realizable value........           --           --        1,155
  Severance expense.....................................           --           --           81
  Other.................................................        1,995        1,545        2,298
                                                            ---------    ---------    ---------
     Total operating expenses...........................      106,576       62,333       77,978
                                                            ---------    ---------    ---------
OPERATING INCOME (LOSS).................................        6,855        2,837         (613)
OTHER (EXPENSES) INCOME:
  Interest expense......................................       (5,066)      (2,128)      (3,464)
  Warrant accretion expense.............................         (786)          --           --
  Amortization of debt issuance costs...................         (280)          --           --
  Amortization of debt discount.........................         (264)          --           --
  Other.................................................          494           67          136
                                                            ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND
  MINORITY INTEREST EXPENSE.............................          953          776       (3,941)
INCOME TAX PROVISION (BENEFIT)..........................          830          506       (1,321)
                                                            ---------    ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST EXPENSE..........          123          270       (2,620)
  Minority interest expense.............................          (63)          --           --
                                                            ---------    ---------    ---------
NET INCOME (LOSS).......................................    $      60    $     270    $  (2,620)
                                                            =========    =========    =========
Net income (loss) per common share:
  Basic.................................................    $    0.01    $    0.06    $   (0.67)
                                                            =========    =========    =========
  Diluted...............................................    $    0.01    $    0.06    $   (0.67)
                                                            =========    =========    =========
Basic weighted average common shares outstanding........    4,600,926    4,273,842    3,928,596
                                                            =========    =========    =========

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             GUARANTEE OF
                                                                               EMPLOYEE
                                                                                STOCK
                                             COMMON STOCK                     OWNERSHIP
                                           $.0001 PAR VALUE     ADDITIONAL       PLAN                         TOTAL
                                         --------------------    PAID-IN       ("ESOP")     ACCUMULATED   STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL      OBLIGATION      DEFICIT        EQUITY
                                         ---------   --------   ----------   ------------   -----------   -------------
Balance at December 31, 1995..........   3,947,107   $     --    $14,442        $(334)        $(1,203)       $12,905
Escrow shares retired in connection
  with litigation settlement..........     (34,030)        --         --           --              --             --
Exercise of stock options.............      40,000         --        156           --              --            156
Reduction in Guarantee of ESOP
  obligation..........................          --         --         --           90              --             90
Net loss..............................          --         --         --           --          (2,620)        (2,620)
                                         ---------   --------    -------        -----         -------        -------
Balance at December 31, 1996..........   3,953,077         --     14,598         (244)         (3,823)        10,531
Exercise of Series A warrants.........      41,100         --        100           --              --            100
Exercise of stock options.............       5,000         --         18           --              --             18
Common stock issued in private
  placement...........................     540,558         --      1,849           --              --          1,849
Reduction in Guarantee of ESOP
  obligation..........................          --         --         --           41              --             41
Net income............................          --         --         --           --             270            270
                                         ---------   --------    -------        -----         -------        -------
Balance at December 31, 1997..........   4,539,735         --     16,565         (203)         (3,553)        12,809
Exercise of stock options and
  warrants............................     106,395         --        461           --              --            461
Aasche warrants granted in connection
  with STS acquisition................          --         --        801           --              --            801
Issuance of common stock..............      50,000         --        250           --              --            250
Reduction in Guarantee of ESOP
  obligation..........................          --         --         --           48              --             48
Net income............................          --         --         --           --              60             60
                                         ---------   --------    -------        -----         -------        -------
Balance at December 31, 1998..........   4,696,130   $     --    $18,077        $(155)        $(3,493)       $14,429
                                         =========   ========    =======        =====         =======        =======

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................    $     60    $   270    $(2,620)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation..........................................       6,288      5,072      8,277
     Amortization..........................................         398        282        270
     Warrant accretion expense.............................         786         --         --
     Amortization of debt discount.........................         264         --         --
     Amortization of debt issuance costs...................         218         --         --
     Minority interest.....................................          63         --         --
     Writedown of equipment to net realizable value........          --         --      1,155
     (Gain)loss on disposition of equipment................        (387)      (905)     1,165
     Deferred income taxes.................................         466        351     (1,321)
     Changes in other operating items:
       Trade receivables...................................     (10,498)     1,233       (228)
       Prepaid expenses, inventory and other assets........      (2,355)    (1,094)      (179)
       Accounts payable....................................       2,968     (1,511)      (675)
       Accrued liabilities.................................       2,219     (1,132)       691
                                                               --------    -------    -------
          Net cash provided by operating activities........         490      2,566      6,535
                                                               --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions:
     Revenue equipment.....................................      (6,667)    (2,273)      (102)
     Building, office equipment and other..................      (1,669)      (324)      (382)
  Proceeds from the sale of equipment......................       6,663      8,806      8,615
  Purchase of Specialty Transportation Services, Inc.
     and Dump Truck Services, Inc..........................     (33,975)        --         --
                                                               --------    -------    -------
          Net cash (used in) provided by investing
            activities.....................................     (35,648)     6,209      8,131
                                                               --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings of debt with unrelated
     parties...............................................      19,385         --        800
  Proceeds from borrowings of subordinated debt............      13,375         --         --
  Minority interest........................................         500         --         --
  Debt issuance cost.......................................      (1,263)        --         --
  Net borrowings (repayments) on line of credit............      14,843     (1,425)     2,383
  Net increase (decrease) in cash overdraft................       1,345        (37)       349
  Principal payments on long-term debt with unrelated
     parties...............................................      (5,144)    (4,192)   (12,689)
  Principal payments on long-term debt with related
     party.................................................        (996)      (995)      (938)
  Principal payments on capital leases with unrelated
     parties...............................................      (4,193)    (3,276)    (4,356)
  Principal payments on capital leases with related
     parties...............................................        (644)      (817)      (874)
  Proceeds from exercise of stock options and warrants.....         461        118        156
  Proceeds from issuance of common stock...................         250      1,849         --
                                                               --------    -------    -------
          Net cash provided by (used in) financing
            activities.....................................      37,919     (8,775)   (15,169)
                                                               --------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       2,761         --       (503)
CASH AND CASH EQUIVALENTS:
  Beginning of year........................................          --         --        503
                                                               --------    -------    -------
  End of year..............................................    $  2,761    $    --    $    --
                                                               ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................    $  4,373    $ 2,068    $ 3,424
                                                               ========    =======    =======
  Income taxes paid........................................    $    489    $    55    $    --
                                                               ========    =======    =======

                            See accompanying notes.

                      AASCHE TRANSPORTATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

1. DESCRIPTION OF THE BUSINESS

     Aasche Transportation Services, Inc. (the "Company"), through its wholly-owned operating subsidiaries, Asche Transfer, Inc. ("ATI") and AG Carriers, Inc. (collectively, "Temperature-Controlled Segment") is a provider of temperature-controlled, time-sensitive transportation of perishable consumer products, and through its 90% owned operating subsidiary, Specialty Transportation Services, Inc. ("Municipal Solid Waste Segment"), is a provider of municipal solid waste and bulk industrial transport services, throughout the continental United States. The remaining 10% ownership interest is held by American Capital Strategies, Ltd. ("ACS"), a publicly traded investment company.

ACQUISITION OF THE MUNICIPAL SOLID WASTE TRANSPORT DIVISION OF JACK GRAY TRANSPORT, INC.

     On January 30, 1998, the Company purchased the net assets of the municipal solid waste transport division of Jack Gray Transport, Inc. (the "Waste Transport Business") for $30,200 in cash. The Waste Transport Business is operated through Specialty Transportation Services, Inc. ("STS"), a newly formed subsidiary of the Company, headquartered in Portage, Indiana. In conjunction with the acquisition, the Company recorded $5,200 in cost in excess of net assets acquired. The acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of operations includes the results of operations of STS from the date it was acquired.

     The acquisition by STS was financed with an $18,000 senior bank credit facility, $13,375 of subordinated debt, $2,125 of which was issued to related parties (primarily directors), $8,000 of which was issued to ACS and $500 from the sale of a 10% common stock interest in STS to ACS. In connection with the issuance of the subordinated debt, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share were issued to various investors, including related parties (primarily directors), and warrants to acquire an additional 10% of STS common stock were issued to ACS.

     In addition, if the internal rate of return ("IRR") of the $8,000 subordinated debt investment with ACS is less than 24%, STS is required to issue warrants to ACS to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. ACS's $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date.

     STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Browning-Ferris Republic Industries and Allied Waste Industries. Under exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. Subsequent to the acquisition, STS has expanded its operations to include the transportation of bulk commodities for the scrap recycling, environmental, construction and manufacturing industries.

     The former executive vice president of Jack Gray Transport, Inc. who organized the waste transport division of Jack Gray Transport, Inc. in 1983 and ran its operations until the date of acquisition, has entered into a five year employment agreement to serve as the President of STS. This former executive vice-president

                      AASCHE TRANSPORTATION SERVICES, INC.

has served as a member of the Company's Board of Directors since July 1996 and a vice president of the Company since January 1998.

     STS operates as a stand-alone business unit separate from the Company's existing Temperature-Controlled Segment.

     The following unaudited pro forma data is based on certain amounts derived from the audited consolidated statement of operations for the year ended December 31, 1998 and the unaudited statement of operations of the Waste Transport Business for the one month ended January 30, 1998 and the audited statement of operations of the Waste Transport Business for the nine months ended September 30, 1997, the unaudited statement of operations of the Waste Transport Business for the three months ended December 31, 1997 and the audited consolidated statement of operations of the Company for the year ended December 31, 1997, and assumes in each case, that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1997. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the acquisition taken place on January 1, 1997 or of future results of the consolidated operations of STS and the Company.

PRO FORMA STATEMENTS OF OPERATIONS DATA (UNAUDITED):

                                                                YEAR ENDED           YEAR ENDED
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
Net revenues.............................................        $116,865             $100,445
Operating income.........................................           7,310                6,736
Income (loss) before income tax provision (benefit)......             954                 (208)
Net income (loss)........................................              58                 (315)
Basic and diluted net income (loss) per share............            0.01                (0.08)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all accounts of the Company and its operating subsidiaries, ATI, AG Carriers, Inc. and STS. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     The Temperature-Controlled Segment recognizes revenue when the freight leaves the terminal. Cost and related expenses are recorded when the related revenue is recognized. Management has concluded that the difference between the Temperature-Controlled Segment's method of recognizing revenue and a prescribed method does not result in a material difference in reported quarterly or annual net income and related per share amounts. The Municipal Solid Waste Segment recognizes revenue when the freight is delivered. Costs and related expenses are recorded when the related revenue is recognized.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using both straight-line and accelerated methods

                      AASCHE TRANSPORTATION SERVICES, INC.

over the estimated useful lives of the assets which range from two to thirty years. Motor carrier equipment, consisting of tractors and trailers, are depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. The carrying amounts of motor carrier equipment are reflected at net realizable value, as determined based on the estimated salvage values at the end of the estimated useful life of the related motor carrier equipment.

INCOME TAXES

     The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

DEBT ISSUANCE COSTS

     Fees associated with the issuance of debt are amortized using the straight-line method over the life of the related debt.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired is amortized on a straight-line basis over 30 years, with the exception of the September 1994 acquisition of Polar Express, Inc. ("PEI"). The excess of cost over net assets acquired resulting from the September 1994 acquisition of PEI is amortized on a straight line basis over 25 years. The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost over net assets acquired will be reduced by the estimated shortfall of cash flows.

WARRANT ACCRETION

     STS warrants are valued at the greater of fair market value or an amount that gives rise to an internal rate of return of 24% to the holder of an $8,000 subordinated debt investment.

DEBT DISCOUNT

     Discounts associated with the issuance of $5,375 of subordinated debt are amortized using the interest method over the life of the related debt.

MINORITY INTEREST

     Minority interest associated with a $500 common stock investment in STS is valued at the fair market value of the related common stock.

STOCK-BASED COMPENSATION

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of accounting for stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") which uses an intrinsic value method and often results in no compensation expense.

                      AASCHE TRANSPORTATION SERVICES, INC.

Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

COMMON SHARE DATA

     Basic income per share is computed using the weighted average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive. Diluted weighted average shares outstanding for 1998 and 1997 in connection with options and warrants amount to 479,539 shares and 61,585 shares, respectively. In 1996 the weighted average shares outstanding related to options and warrants are antidilutive and, accordingly, are not included in the per share calculations.

SEGMENT INFORMATION

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Company adopted SFAS No. 131 as of December 31, 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues.

RECENT ACCOUNTING STANDARDS

     In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities, including organization costs, to be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for the Company for fiscal years beginning after December 15, 1998, and will require the Company upon adoption to write off any previously capitalized start-up or organization costs as a cumulative effect of a change in accounting principle. Thus, effective January 1, 1999, the Company will write off all organization and start-up costs under the SOP as a cumulative effect of a change in accounting principle in the amount of approximately $500, which primarily relates to the STS costs incurred in 1998 to open new terminals or expand existing facilities.

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

                      AASCHE TRANSPORTATION SERVICES, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                  1998        1997
                                                                --------    --------
Land........................................................    $  1,329    $    595
Buildings and improvements..................................       3,130       2,032
Motor carrier equipment.....................................      29,178      15,495
Motor carrier equipment under capital leases:
  Unrelated parties.........................................      11,134      10,520
  Related parties...........................................       2,832       2,758
Other equipment, furniture, and fixtures....................       9,450       1,531
                                                                --------    --------
                                                                  57,053      32,931
Less: Accumulated depreciation and amortization.............     (11,650)    (13,755)
                                                                --------    --------
                                                                $ 45,403    $ 19,176
                                                                ========    ========

     In March 1998, ATI entered into various agreements for the sale and leaseback of certain motor carrier equipment which reduced operating expenses $411 and increased net income $253, or $0.06 and $0.05 basic and diluted net income per common share, respectively, in 1998. The leases are classified as capital leases in accordance with SFAS No. 13, Accounting for Leases.

     During 1998, ATI entered into various agreements for the sale of certain motor carrier equipment with an immediate leaseback of the same motor carrier equipment by STS. The motor carrier equipment sold by ATI was originally financed with debt, capital leases and operating leases. The net book value of the debt and capital lease financed equipment was $4,884. The leases entered into by STS are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The transactions generated $1,867 in net cash proceeds to the Company and resulted in a gain of $453, of which $76 was recognized in 1998 with the remainder of $377 amortized over the remaining lives of the related leases.

     In July 1998, the Company adjusted the estimated salvage values related to certain motor carrier equipment of AG Carriers, Inc. from 20% to 49% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $235 and increased net income approximately $143, or $0.03 basic and diluted net income per common share in 1998.

     In December 1996, the Company adjusted the estimated salvage values related to certain motor carrier equipment of Polar from 44% to 35% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This resulted in a writedown of equipment in the amount of $1,155, $716 after-tax ($0.18 net loss per common share) in 1996.

     In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar motor carrier equipment which reduced expenses $618 and increased net income $383 during the year ended December 31, 1997 ($0.09 net income per common share). The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The resulting loss of $1,043, $647 after-tax ($0.16 net loss per common share) was recorded in 1996.

     In February 1997, the Company entered into an agreement to sell 68 Polar tractors and 141 Polar trailers for $4,592. The transaction generated $1,373 in net cash proceeds to the Company with no significant earnings effect in 1997.

                      AASCHE TRANSPORTATION SERVICES, INC.

4. GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has not complied with certain loan covenants during the year ended December 31, 1998, and also is not likely to be able to comply with certain covenants during 1999, under loan agreements with: (1) ACS (10% stockholder and $8,000 subordinated lender to STS), (2) one of STS's senior bank lenders ($14,113 outstanding line of credit and $16,714 note payable at December 31, 1998), (3) the Company's senior bank lender ($4,547 outstanding line of credit at December 31, 1998) and, (4) an unsecured subordinated lender holding a 14.00% note payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) and due July 1, 1999. The violations primarily relate to financial covenants including the: total leverage ratio; minimum tangible net worth amount; fixed charge coverage ratio; interest coverage ratio; minimum annual net income; and the maximum amount for leases and capital expenditures. As of April 15, 1999, the Company has not been successful in obtaining the necessary waivers and amendments from the respective lenders in order for the debt not to be considered in default at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans include actively seeking refinancing of the $8,000 subordinated debt with ACS which may be in the form of equity securities or in other certain subordinated debt securities. Upon the refinancing of the $8,000 subordinated debt, management believes it will be successful in obtaining the necessary waivers and amendments with its other lenders in order for the debt not to be considered in default at and for the year ended December 31, 1998 and to enable the Company to comply with its loan covenants during 1999.

     Under the provisions of a subordination and intercreditor agreement between STS, STS's senior bank lenders and ACS, ACS is prohibited from taking any legal action against STS until an event of default under the loan agreement with ACS occurs and continues uncured and unwaived for six months after notice of such event of default is provided to the senior bank lenders by ACS. As of April 15, 1999, no written notification from ACS regarding an event of default has been received by the senior bank lenders. Upon the occurrence of an event of default, interest can accrue at the default rate (17.50% on the $5,500 senior subordinated note and 20.00% on the $2,500 junior subordinated note) until such default is waived or cured. A prepayment premium can also be assessed under the provisions of the loan agreement as a result of the default, not to exceed $240.

     Under the provisions of the loan agreement with STS's senior bank lender, upon the occurrence of an event of default, the bank can automatically cease to make any new loans. Upon written notice, the bank can also declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon the occurrence of an event of default, interest can accrue at its current rate plus 2.00%, compounded daily. As of April 15, 1999, no written notification from STS's senior bank lender regarding an event of default has been received.

     Under the provisions of the loan agreement with the Company's senior bank lender, upon written notice by the bank of an event of default, the bank can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon the occurrence of an event of default, interest can accrue at the prime rate plus 3.00% per annum. As of April 15, 1999, no written notification from the Company's senior bank lender regarding an event of default has been received.

     Under the provisions of the loan agreement with the unsecured subordinated lender holding a 14.00% note payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) and due July 1, 1999, the holder of the note, by written notice can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon notification of the occurrence of an event of default, interest can accrue at a rate of 18.00% per annum. As of April 15, 1999, no written notification from the unsecured subordinated lender has been received.

                      AASCHE TRANSPORTATION SERVICES, INC.

5. LINES OF CREDIT

     The Company maintains two revolving lines of credit with financial institutions which provide for a maximum funding of $24,000, consisting of $18,000 (Municipal Solid Waste Segment) and $6,000 (Temperature-Controlled Segment) based on a percentage of eligible trade receivables for the Temperature-Controlled Segment and eligible trade receivables and property and equipment not used to collateralize the 8.81% note payable to unrelated parties of $16,714 (see Note 6) for the Municipal Solid Waste Segment. At December 31, 1998, the Company had borrowings of $18,660, consisting of $14,113 (Municipal Solid Waste Segment) and $4,547 (Temperature-Controlled Segment) outstanding, with a maximum remaining availability of $804, consisting of $796 (Municipal Solid Waste Segment) and $8 (Temperature-Controlled Segment). The lines bear interest at the prime rate (7.75% at December 31, 1998) on $15,660 and LIBOR (5.28% at December 31, 1998) plus 2.5% on the remaining $3,000. At the time the Company draws against the line of credit, the Company has the option of borrowing at the prime rate, or alternatively LIBOR plus 2.5% for the Temperature-Controlled Segment or LIBOR plus 2.75% for the Municipal Solid Waste Segment. The lines of 18,000 (Municipal Solid Waste Segment) and $6,000 (Temperature-Controlled Segment) are renewable on December 31, 2000 and April 30, 2000, respectively. The lines of credit are collateralized by trade receivables for the Temperature-Controlled Segment and eligible trade receivables and property and equipment not used to collateralize the 8.81% note payable to unrelated parties of $16,714 for the Municipal Solid Waste Segment.

     The Company is subject to certain restrictive covenants related to the line of credit, which include maintaining a specified debt service coverage ratio, debt to equity ratio, a specified tangible net worth and a restriction on the payment of dividends and stock redemptions.

     The Company is in violation of certain financial covenants which have not been waived or cured (see Note 4). Therefore, the outstanding borrowings of $18,660 are classified as a current obligation in the accompanying balance sheet at December 31, 1998.

                      AASCHE TRANSPORTATION SERVICES, INC.

6. OTHER LONG-TERM DEBT

     Other long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                  1998       1997
                                                                --------    -------
8.81% note payable to a bank due in quarterly installments
  of $643, with $6,426 due on December 31, 2002-secured-in
  default...................................................    $ 16,714    $    --
12.50% senior subordinated note payable to ACS, due in
  monthly installments of $153 commencing March 1, 2003
  through February 1, 2006-secured-in default...............       5,500         --
15.00% junior subordinated note payable to ACS, due in
  monthly installments of $69 commencing March 1, 2003
  through February 1, 2006-secured-in default...............       2,500         --
14.00% unsecured subordinated notes payable to unrelated
  parties due July 1, 1999, net of unamortized debt discount
  of $58....................................................       2,042         --
14.00% unsecured subordinated note payable to unrelated
  party due July 1, 1999, net of unamortized debt discount
  of $27-in default.........................................         973         --
8.25% unsecured subordinated notes payable to related
  parties due February 1, 2003, net of unamortized debt
  discount of $430..........................................       1,070         --
14.00% unsecured subordinated notes payable to related
  parties due August 1, 1999, net of unamortized debt
  discount of $21...........................................         753         --
6.40% to 9.25% notes payable to unrelated parties, due in
  various monthly installments through the year
  2003-secured..............................................       2,779      5,512
8.00% unsecured note payable to a related party, due in
  quarterly installments of $249 through May 16, 2000.......       1,556      2,545
14.00% unsecured subordinated note payable to related party
  due February 1, 2006......................................         200         --
Other.......................................................       1,038        985
                                                                --------    -------
Total other long-term debt..................................      35,125      9,042
Less: current maturities....................................     (31,057)    (3,747)
                                                                --------    -------
Other long-term debt, less current maturities...............    $  4,068    $ 5,295
                                                                ========    =======

     The 8.81% note payable, the 12.50% senior subordinated note payable and the 15.00% junior subordinated note payable are collateralized by eligible trade receivables and certain fixed assets of STS. The 6.40% to 9.25% secured notes payable are collateralized by the related motor carrier equipment.

     The Company is in violation of certain financial covenants related to the 8.81% note payable to a bank and the 12.50% and 15.00% subordinated notes payable to ACS which have not been waived or cured (see Note 4). Therefore, the long-term portion of the originally scheduled maturities totaling $22,142 are classified as current obligations in the accompanying balance sheet at December 31, 1998. The 14.00% unsecured subordinated notes payable in the amount of $973 at December 31, 1998 (net of unamortized debt discount of $27) is already classified as current as it is due July 1, 1999.

     The principal maturities of other long-term debt as of December 31, 1998, are as follows:

1999........................................................    $31,057
2000........................................................        960
2001........................................................        243
2002........................................................        246
2003........................................................      1,444
Thereafter..................................................      1,175
                                                                -------
                                                                $35,125
                                                                =======

                      AASCHE TRANSPORTATION SERVICES, INC.

7. COMMITMENTS

     At December 31, 1998 the Company was obligated for future rentals under capital and operating leases, as follows:

                                                               CAPITAL        CAPITAL
                                                             LEASES WITH    LEASES WITH
                                                              UNRELATED       RELATED      OPERATING
                                                               PARTIES        PARTIES       LEASES
                                                             -----------    -----------    ---------
1999.....................................................      $2,211          $162         $10,598
2000.....................................................       1,862            --          12,081
2001.....................................................       1,192            --          11,457
2002.....................................................       1,172            --           5,457
2003.....................................................       1,984            --           4,913
Thereafter...............................................         233            --           5,673
                                                               ------          ----         -------
                                                                8,654           162         $50,179
                                                                                            =======
Amounts representing interest............................        (767)          (11)
                                                               ------          ----
Present value of minimum lease payments, including
  current portion of $2,090 and $151 respectively........      $7,887          $151
                                                               ======          ====

     The Company financed motor carrier equipment purchases through capital lease obligations with unrelated parties of $6,579 for the year ended December 31, 1998.

     Rent expense under operating leases amounted to $6,686, $3,748 and $1,687 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The capital leases with unrelated parties contain purchase options under which the Company is required to purchase the equipment for a defined residual amount, ranging from 15% to 40%, at the end of the lease term.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT OFFERING

     In July 1997, the Company completed a private placement offering of 540,558 shares of common stock at a price of $3.70 per share. The offering was made solely to accredited investors. The net proceeds of approximately $1,849, including issuance costs of $51, was used to reduce outstanding indebtedness and for general corporate purposes.

                      AASCHE TRANSPORTATION SERVICES, INC.

STOCK OPTIONS

     In June 1996, the Company merged all of its stock option plans, with the exception of the two plans in accordance with the separation agreements described below, into one all inclusive plan, the Aasche Transportation Services, Inc. Stock Option Plan. All matters relating to eligibility for options and the number of options to which such individuals may be entitled based upon events occurring prior to the adoption of this plan will be determined in accordance with the applicable provisions of the prior plans.

     The following table summarizes the activities under the Company's Stock Option Plan and options granted in accordance with employment and stock option agreements for the three years ended December 31, 1998:

                                                                            OPTIONS OUTSTANDING
                                                           OPTIONS      ----------------------------
                                                        AVAILABLE FOR               WEIGHTED-AVERAGE
                                                            GRANT        SHARES      EXERCISE PRICE
                                                        -------------   ---------   ----------------
Balance December 31, 1995............................       109,918       423,582        $ 6.97
  Increase in shares reserved........................       200,000            --
  Options granted....................................      (260,000)      260,000        $ 3.85
  Options canceled...................................       245,797      (245,797)       $ 6.56
  Options exercised..................................            --       (40,000)       $ 3.89
                                                         ----------     ---------
Balance December 31, 1996............................       295,715       397,785        $ 5.33
  Options granted....................................       (35,000)       35,000        $ 4.64
  Options canceled...................................        25,585       (25,585)       $ 7.37
  Options exercised..................................            --        (5,000)       $ 3.75
                                                         ----------     ---------
Balance December 31, 1997............................       286,300       402,200        $ 5.37
  Increase in shares reserved........................     1,085,000            --
  Options granted....................................    (1,178,000)    1,178,000        $ 4.19
  Options canceled...................................         1,200        (1,200)       $ 7.00
  Options exercised..................................            --        (5,000)       $ 5.75
                                                         ----------     ---------
Balance December 31, 1998............................       194,500     1,574,000        $ 4.46
                                                         ==========     =========

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-----------------------------------------------------------------   ------------------------------
                              WEIGHTED-AVERAGE
EXERCISE PRICE                   REMAINING       WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
    RANGE         SHARES       CONTRACT LIFE      EXERCISE PRICE      SHARES       EXERCISE PRICE
--------------    ------      ----------------   ----------------     ------      ----------------
$3.66 - $ 5.19   1,428,000          8.89              $4.09           797,000          $4.03
$5.75 - $ 8.38      38,000          7.29              $7.44            38,000          $7.44
$8.75 - $10.94     108,000          5.93              $9.52           108,000          $9.52
                 ---------                                            -------
                 1,574,000                                            943,000
                 =========                                            =======

     The above table includes 714,000 outstanding options with 194,500 options available for grant issued out of the Company's Stock Option Plan and 860,000 outstanding options issued in accordance with employment and stock option agreements. The Company had 943,000, 267,000 and 176,300 options exercisable as of December 31, 1998, 1997 and 1996, respectively.

     The exercise price of each option must be at least equal to the fair market value of the common stock on the date the stock option is granted. The maximum term of options granted under the Stock Option Plan generally is ten years. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $2.20, $1.47 and $2.01, respectively.

                      AASCHE TRANSPORTATION SERVICES, INC.

     In accordance with a separation agreement between an employee and the Company in 1996, options to purchase 60,000 shares of the Company's common stock at an exercise price per share of $3.31 were granted. In May 1998, all 60,000 options were exercised.

     In accordance with a separation agreement entered into between a former consultant of the Company and the Company in July 1996, options to purchase 50,000 shares of the Company's common stock at an exercise price per share of $3.31 were granted. In March 1998, all 50,000 options were exercised.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.77%, 5.90% and 6.26%; volatility factors of the expected market price of the Company's common stock of 56.6%, 46.9% and 55.1%; and a weighted-average expected life of the option of 4.7 years, 2.0 years and 4.7 years, respectively; and no dividend yield.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 1998     1997     1996
                                                                ------    ----    -------
Net income (loss)...........................................    $ (779)   $143    $(3,010)
Basic net income (loss) per common share....................     (0.17)   0.04      (0.77)
Diluted net income (loss) per common share..................     (0.15)   0.04      (0.77)

EMPLOYEE STOCK OWNERSHIP PLAN

     In October 1994, the Company amended and restated the 401(k) Plan to include as a part of the 401(k) Plan an Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees of the Company (see Note 11). Company matching contributions and any dividends received may be used by the ESOP to purchase common stock for the account of the participants. The Company may also make discretionary contributions to the ESOP for the purchase of common stock. In December 1994, the ESOP borrowed $621 from a bank to purchase 75,000 shares of common stock from the stockholders. These shares are held in escrow and are released by the tender to participants' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP, which bears interest at prime, is guaranteed by the Company and is considered unearned employee benefit expense. The Company's guarantee of the ESOP loan has been recorded as a reduction of stockholders' equity in the accompanying balance sheet at December 31, 1998 and 1997. The Company made no contributions to the ESOP in 1998, 1997 or 1996.

     In December 1994, the Company implemented an Employee Stock Purchase Plan
(ESPP) for the benefit of all eligible employees of the Company. Participants of the ESSP may contribute "after-tax" compensation through payroll deductions. The Company was required to provide a 25% matching contribution. In April 1996, the plan was amended to eliminate the Company matching contribution.

                      AASCHE TRANSPORTATION SERVICES, INC.

WARRANTS

     On September 23, 1994, the Company issued to the underwriter of the initial public offering, for nominal consideration, warrants to purchase up to 53,125 shares of common stock of the Company. All such warrants will be exercisable during the four-year period commencing on September 23, 1995 at an exercise price of 125% of the initial public offering price. At December 31, 1998, all warrants remained outstanding.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 41,100 Series A warrants to purchase the Company's common stock, in exchange for all outstanding Series A warrants of Polar. The warrants were exercisable at $2.43 per share through February 8, 2000. In January 1997, all 41,100 Series A Warrants were exercised.

     On December 22, 1995, pursuant to the Polar merger agreement, the Company issued 965,805 Series B warrants to purchase the Company's common stock, in exchange for all outstanding Series B warrants of Polar. In May 1998, 100 Series B warrants were exercised. At December 31, 1998, 965,705 warrants remain outstanding. The warrants are exercisable at $7.91 per share through February 8, 2000, and are redeemable by the Company for approximately $.02 if the closing price of the Company's common stock exceeds $11.86 for any 20 consecutive trading days commencing February 9, 1996.

     In connection with the private placement offering in July 1997, the Company issued warrants to purchase 54,070 shares of common stock at an exercise price of $4.625 per share to accredited investors and warrants to purchase 54,056 shares of common stock at an exercise price of $5.55 per share to the underwriters of the offering.

     In connection with the acquisition of the Waste Transport Business, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share were issued to various investors, including related parties (primarily directors). In October 1998, 20,000 warrants were exercised at $3.49 per share.

CONTINGENT ISSUANCE OF COMMON SHARES

     In accordance with the original purchase agreement of AG Carriers, Inc., as amended, the Company guaranteed the total value of the Company's common stock issued in the purchase. Under the terms of the agreement, as amended, if during the period from May 16, 1999 through September 12, 1999, the closing price per share of the Company's common stock has not reached at least $10.90 per share, then on the 30th day following September 12, 1999, the Company shall issue sufficient additional shares of the Company's common stock such that all of the shares issued have a total value of $1,254. In the event the additional shares are required to be issued, management believes this will not have a material adverse impact on the financial position or operations of the Company.

                      AASCHE TRANSPORTATION SERVICES, INC.

10. INCOME TAXES

     Details of the provision (benefit) for income taxes are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                1998     1997      1996
                                                                ----    ------    -------
Current:
  Federal...................................................    $321    $1,883    $    --
  State.....................................................      43       251         --
  Utilization of carryforwards..............................      --    (1,979)        --
                                                                ----    ------    -------
Total current...............................................     364       155         --
Deferred:
  Federal...................................................     412       310     (1,156)
  State.....................................................      54        41       (165)
                                                                ----    ------    -------
Total deferred..............................................     466       351     (1,321)
                                                                ----    ------    -------
                                                                $830    $  506    $(1,321)
                                                                ====    ======    =======

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rates to income before income taxes due primarily to:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                1998     1997      1996
                                                                ----    ------    -------
Income tax at statutory federal rate........................    $324    $  263    $(1,340)
Effect of:
  Warrant accretion expense.................................     303        --         --
  Amortization of debt discount.............................     102        --         --
  State income taxes, net of federal benefit................      26        37       (192)
  Other, net................................................      75       206        211
                                                                ----    ------    -------
                                                                $830    $  506    $(1,321)
                                                                ====    ======    =======

     At December 31, 1998, the Company has approximately $423 of alternative minimum tax credits available that can be carried forward indefinitely to offset future income taxes. The Company also has unused net operating loss carryforwards of approximately $4,300 which expire between 2004 and 2013. As a result of the Polar merger, utilization of certain net operating loss carryforwards are subject to annual limitations.

                      AASCHE TRANSPORTATION SERVICES, INC.

     Temporary differences which result in deferred tax assets (liabilities) are as follows:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
Deferred tax assets:
  Allowance for doubtful accounts and driver advances.......    $    27    $    27
  Accrued expenses..........................................        182          8
  Net operating loss carryforwards..........................      1,672        687
  Alternative minimum tax credits...........................        423        423
  Other.....................................................        151         --
                                                                -------    -------
                                                                  2,455      1,145
Deferred tax liabilities:
  Basis of intangible assets................................       (439)      (227)
  Basis of revenue equipment................................     (2,238)    (1,411)
  Basis of capitalized leases...............................     (1,225)      (390)
  Revenue taxed on in transit shipments.....................         --        (15)
  Other.....................................................         --        (83)
                                                                -------    -------
                                                                 (3,902)    (2,126)
                                                                -------    -------
Net deferred tax liability..................................    $(1,447)   $  (981)
                                                                =======    =======

11. RELATED PARTY TRANSACTIONS

     The Company currently leases certain of its revenue equipment from related parties. Payments to related parties on capital lease obligations in 1998, 1997 and 1996 were $686, $817 and $874, respectively.

12. EMPLOYEE BENEFIT PLANS

     Each of the Company's subsidiaries and divisions has its own profit-sharing and 401(k) plans covering substantially all full-time employees. In January 1999, all subsidiary and division plans were merged into one Company plan. Company contributions to the plan were $347, $104 and $97 for the years ended 1998, 1997 and 1996, respectively.

     STS participates in several multi-employer, union-sponsored health and welfare and defined contribution pension plans. Contributions to such plans amounted to $601 in 1998.

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

                      AASCHE TRANSPORTATION SERVICES, INC.

15. SEGMENT INFORMATION

DESCRIPTION OF THE TYPES OF SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

     The Company has two reportable segments, the Temperature-Controlled Segment and the Municipal Solid Waste Segment (acquired January 30, 1998). The Temperature-Controlled Segment consists of two operating companies, Asche Transfer, Inc. and AG Carriers, Inc., that provide temperature-controlled, time-sensitive transportation of perishable consumer products. The Municipal Solid Waste Segment consists of one operating company, Specialty Transportation Services, Inc., that provides municipal solid waste and bulk industrial transport services.

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

     The Company evaluates performance and allocates resources based on net profit and loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $5,375, less unamortized debt discount of $537 issued by the parent company and related debt issuance costs of $210, less accumulated amortization of $74 in connection with the acquisition of the Waste Transport Business. The related interest expense of $611, amortization of debt issuance costs of $74 and amortization of debt discount of $264 are also included in the Municipal Solid Waste Segment.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

     The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

                                                          TEMPERATURE-     MUNICIPAL
            YEAR ENDED DECEMBER 31, 1998:                  CONTROLLED     SOLID WASTE     TOTALS
            -----------------------------                 ------------    -----------    --------
Net revenues..........................................      $60,762         $52,669      $113,431
Depreciation and amortization.........................        3,972           2,714         6,686
Operating income......................................        3,871           4,232         8,103
Interest expense......................................        1,353           3,654         5,007
Income tax provision..................................        1,157             176         1,333
Segment profit (loss).................................        1,740            (877)          863
Significant noncash items included in segment profit
  (loss):
  Warrant accretion expense...........................           --             786           786
  Amortization of debt issuance costs.................           --             280           280
  Amortization of debt discount.......................           --             264           264
  Other...............................................           --              63            63
Segment assets........................................       30,890          57,284        88,174
Expenditures for long-lived assets....................        5,052           1,622         6,674

OPERATING INCOME

Total operating income for reportable segments..............    $ 8,103
Parent company operating loss...............................     (1,248)
                                                                -------
  Total consolidated operating income.......................    $ 6,855
                                                                =======

                      AASCHE TRANSPORTATION SERVICES, INC.

SEGMENT PROFIT (LOSS)

Total profit for reportable segments........................    $   863
Parent company loss.........................................       (803)
                                                                -------
  The consolidated profit...................................    $    60
                                                                =======

ASSETS

Total assets for reportable segments........................    $88,174
Parent company assets.......................................        104
                                                                -------
  Total consolidated assets.................................    $88,278
                                                                =======

OTHER SIGNIFICANT ITEMS

                                                                       PARENT
                                                                       COMPANY
                                                   SEGMENT TOTALS    ADJUSTMENTS    CONSOLIDATED TOTALS
                                                   --------------    -----------    -------------------
Interest expense...............................        $5,007           $  59             $5,066
Income tax provision (benefit).................         1,333            (503)               830

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
1998
Net revenues................................    $22,170     $29,129      $29,462         $32,670
Operating income............................      1,649       1,768        1,902           1,536
Net income (loss)...........................        286         (52)           8            (182)
Net income (loss) per common share..........    $  0.06     $ (0.01)     $  0.00         $ (0.04)

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
1997
Net revenues................................    $17,313     $16,799      $15,658         $15,400
Operating income............................        686       1,034          541             576
Net income..................................         36         161            3              70
Net income per common share.................    $  0.01     $  0.04      $  0.00         $  0.02

17. SUBSEQUENT EVENTS

     On January 29, 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $675 of subordinated debt bearing 14% interest for 135,000 shares of the Company's common stock.

     On March 12, 1999, an unrelated individual exchanged $1,150 of subordinated debt bearing 14% interest for 230,000 shares of the Company's common stock. In addition, $189 of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock, and 75,000 warrants to purchase the Company's common stock at $5 per share were also issued to this individual. In connection with the issuance of the warrants to purchase the Company's common stock, the Company will record a non-recurring, non-cash, one-time extraordinary loss of $101 in the first quarter of 1999.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION                                                     PAGE
-------   -----------                                                     ----
2.1       Agreement and Plan of Merger among Registrant, Asche Newco,
          Inc. and Polar Express Corporation, dated July 12,
          1995(1).....................................................
2.2       Amendment No. 1 to Agreement and Plan of Merger among
          Registrant, Asche Newco, Inc. and Polar Express Corporation,
          dated November 10, 1995(1)..................................
3.1       Certificate of Incorporation of Registrant(2)...............
3.1(a)    Amendment to Certificate of Incorporation of
          Registrant(2)...............................................
3.2       By-laws of Registrant(2)....................................
4.1       Specimen Common Stock Certificate(2)........................
10.1      Employment and Stock Option Agreement between Registrant and
          Kevin M. Clark dated September 23, 1994(2)..................
10.2      Employment and Stock Option Agreement between Registrant and
          Larry L. Asche dated September 23, 1994(2)..................
10.3      Employment and Stock Option Agreement between Registrant and
          Diane L. Asche dated September 23, 1994(2)..................
10.4      Asche Transfer, Inc. Retirement and Savings Plan(2).........
10.5      Restated Aasche Transportation Services, Inc. Employees'
          Stock Ownership Trust as adopted on September 22, 1994(3)...
10.6      Amended and Restated Aasche Transportation Services, Inc.
          Employees' Stock Ownership Plan as adopted on September 22,
          1994(3).....................................................
10.7      First Amendment to the Amended and Restated Aasche
          Transportation Services, Inc. Employees' Stock Ownership
          Plan as adopted on October 24, 1994(3)......................
10.8      Second Amendment to the Amended and Restated Aasche
          Transportation Services, Inc. Employees' Stock Ownership
          Plan as adopted on November 15, 1994(3).....................
10.9      Third Amendment to the Amended and Restated Aasche
          Transportation Services, Inc. Employees' Stock Ownership
          Plan as restated effective as of September 22, 1994, dated as of August 10, 1995(8)....................................
10.10     Lease Agreement between Asche Transfer, Inc. and K&D Leasing dated December 14, 1992(2)..................................
10.11     Lease Agreement between Asche Transfer, Inc. and Daniel
          Asche dated December 14, 1992(2)............................
10.12     Lease Agreement between Asche Transfer, Inc. and Michele
          Asche dated December 14, 1992(2)............................
10.13     Lease Agreement between Asche Transfer, Inc. and Angela
          Asche dated December 14, 1992(2)............................
10.14     Lease Agreement between Asche Transfer, Inc. and L&D Leasing dated December 14, 1992(2)..................................
10.15     Lease Agreement between Asche Transfer, Inc. and
          Asche-Nielsen dated December 14, 1992(2)....................
10.16     Insurance Policy with Golden Rule Insurance Company covering the lives of Kevin M. Clark and Larry L. Asche(6)...........
10.17     Amendment No. 1 dated as of January 1, 1995 to Lease
          Agreements dated December 14, 1992 between Asche Transfer,
          Inc. and K&D Leasing, L&D Leasing, Asche-Nielsen, Daniel
          Asche, Michele Asche and Angela Asche, respectively(6)......

EXHIBIT
NUMBER    DESCRIPTION                                                     PAGE
-------   -----------                                                     ----
10.18     Amendment No. 2 dated as of July 1, 1995 to Lease Agreements dated December 14, 1992 between Asche Transfer, Inc. and K&D
          Leasing, L&D Leasing, Asche-Nielsen, Daniel Asche, Michele
          Asche and Angela Asche, respectively(4).....................
10.19     Agreement for Purchase and Sale of Assets among Registrant,
          AG. Carriers and Richard S. Baugh dated April 20, 1995(7)...
10.20     Amendment No. 1 to Agreement for Purchase and Sale of Assets
          among Registrant, AG. Carriers and Richard S. Baugh dated
          May 16, 1995(7).............................................
10.21     Employment and Stock Option Agreement between Registrant and
          Leon M. Monachos dated May 15, 1996(11).....................
10.22     Aasche Transportation Services, Inc. Stock Option Plan dated
          June 1, 1996(9).............................................
10.23     First Amendment dated May 13, 1998 to the Stock Option
          Plan(12)....................................................
10.24     Asset Purchase Agreement dated September 24, 1997 between
          Gary I. Goldberg and Jack Gray Transport, Inc.(10)..........
10.25     Assignment of Asset Purchase Agreement dated September 29,
          1997 between Gary I. Goldberg and Registrant(10)............
10.26     Credit Agreement dated as of January 30, 1998, by and among
          Specialty Transportation Services, Inc., the Lenders parties thereto from time to time, and Mellon Bank, N.A.(11)........
10.27     Subordinated Note and Equity Purchase Agreement, dated
          January 30, 1998, between Specialty Transportation Services,
          Inc. and American Capital Strategies, Ltd.(11)..............
10.28     Term Loan Agreement dated January 30, 1998 between
          Registrant and Aim Financial Corporation(11)................
10.29     Promissory Note dated as of January 16, 1998 by Registrant payable to Larry L. Asche in the amount of $500,000(11).....
10.30     Promissory Note dated as of January 16, 1998 by Registrant payable to Diane L. Asche in the amount of $500,000(11).....
10.31     Promissory Note dated as of January 26, 1998 by Registrant payable to Diane L. Asche in the amount of $25,000(11)......
10.32     Promissory Note dated as of January 20, 1998 by Registrant payable to Kevin M. Clark in the amount of $500,000(11).....
10.33     Promissory Note dated as of January 26, 1998 by Registrant payable to Richard S. Baugh in the amount of $250,000(11)...
10.34     Promissory Note dated as of January 26, 1998 by Registrant payable to Gary I. Goldberg in the amount of $250,000(11)...
10.35     Warrant dated as of January 16, 1998, from Registrant to
          Larry L. Asche(11)..........................................
10.36     Warrant dated as of January 16, 1998, from Registrant to
          Diane L. Asche(11)..........................................
10.37     Warrant dated as of January 26, 1998, from Registrant to
          Diane L. Asche(11)..........................................
10.38     Warrant dated as of January 20, 1998, from Registrant to
          Kevin M. Clark(11)..........................................
10.39     Warrant dated as of January 26, 1998, from Registrant to
          Richard S. Baugh(11)........................................
10.40     Warrant dated as of January 26, 1998, from Registrant to
          Gary I. Goldberg(11)........................................
10.41     Employment Agreement dated as of January 2, 1998 between
          Specialty Transportation Services, Inc. and Gary I.
          Goldberg(11)................................................
10.42     Loan and Security Agreement between Asche Transfer, Inc. AG
          Carriers, Inc. and American National Bank and Trust Company
          of Chicago dated June 23, 1998(12)..........................

EXHIBIT
NUMBER    DESCRIPTION                                                     PAGE
-------   -----------                                                     ----
10.43     Secured Guaranty by Aasche Transportation Services, Inc. in
          favor of American National Bank and Trust Company of Chicago dated June 23, 1998(12).....................................
10.44     ESOP Loan and Security Agreement between Aasche
          Transportation Services, Inc. Employees' Stock Ownership
          Trust and American National Bank and Trust Company of
          Chicago dated June 23, 1998(12)
10.45     Continuing Unconditional Guaranty by Aasche Transportation
          Services, Inc. in favor of American National Bank and Trust
          Company of Chicago dated June 23, 1998(12)
10.46     Continuing Unconditional Guaranty by Asche Transfer, Inc. in
          favor of American National Bank and Trust Company of Chicago dated June 23, 1998(12).....................................
10.47     Continuing Unconditional Guaranty by AG Carriers, Inc. in
          favor of American National Bank and Trust Company of Chicago dated June 23, 1998(12).....................................
10.48     Stock Purchase Agreement dated as of July 23, 1998 among
          Specialty Transportation Services, Inc., Michael Sizemore
          and Gary I. Goldberg(13)....................................
21.1      List of the Subsidiaries of Registrant(1)...................
23.1      Consent of Ernst & Young LLP................................
27.1      Financial Data Schedule.....................................

---------------

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

(4) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended March 30, 1995 (File No. 0-24576).

(5) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended September 30, 1995 (File No. 0-24576).

(6) Incorporated by reference from Registrant's Report on Form 10-QSB for the quarter ended December 31, 1994 (File No. 0-24576).

(7) Incorporated by reference from Registrant's Current Report on Form 8-K dated May 16, 1995, filed May 31, 1995 (File No. 0-24576).

(8) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-24576).

(9) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on June 21, 1996 (File No. 333-06569).

(10) Incorporated by reference from Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-24576).

(11) Incorporated by reference from Registrant's Report on Form 8-K filed on March 30, 1998 (File No. 0-24576).

(12) Incorporated by reference from Registrant's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-24576).

(13) Incorporated by reference from Registrant's Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24576).