Form 10-Q
period 1999-03-31
AASCHE TRANSPORTATION SERVICES INC
filed 1999-05-17
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
     For the transition period from ___________________ to______________________

                         COMMISSION FILE NUMBER 0-24576

                      AASCHE TRANSPORTATION SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                           36-3964954
--------------------------------                             ------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,098,930 SHARES OF PAR VALUE $.0001 COMMON STOCK

           PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

                      AASCHE TRANSPORTATION SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                          MARCH 31,
                                                                                            1999            DECEMBER 31,
                                                                                         (UNAUDITED)            1998
                                                                                         -----------        -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                                            $     360           $  2,761
    Trade receivables, net                                                                  17,153             15,947
    Prepaid expenses and other current assets                                                6,681              5,947
                                                                                         ---------           --------
       Total current assets                                                                 24,194             24,655
  Property and equipment, at cost                                                           58,094             57,053
    Less accumulated depreciation and amortization                                         (12,595)           (11,650)
                                                                                         ---------           --------
     Net property and equipment                                                             45,499             45,403
                                                                                         ---------           --------
  Excess of cost over net assets acquired, net                                              14,002             14,176
  Debt issuance cost, net                                                                      956              1,045
  Other assets                                                                               3,167              2,999
                                                                                         ---------           --------

          TOTAL ASSETS                                                                   $  87,818           $ 88,278
                                                                                         =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Cash overdraft                                                                       $   2,949           $  1,657
    Accounts payable                                                                         3,408              3,756
    Accrued liabilities                                                                      1,423              3,453
    Guaranteed obligation of Employee Stock Ownership Plan                                     155                155
    Lines of credit in default                                                              20,312             18,660
    Current maturities of long-term debt with unrelated parties
     (including $16,071 and $16,714 in default)                                             17,438             18,294
    Current maturities of long-term debt with related party                                    995                995
    Current maturities of capital lease obligations with unrelated parties                   2,335              2,090
    Current maturities of capital lease obligations with related parties                        84                151
    Subordinated debt, less unamortized debt discount of $24 and $107
     (including $8,984 and $8,973 in default)                                               10,226             11,768
                                                                                         ---------           --------
       Total current liabilities                                                            59,325             60,979
  Long-term debt with unrelated parties, less current maturities                             3,345              2,237
  Long-term debt with related party, less current maturities                                   319                761
  Capital lease obligations with unrelated parties, less current maturities                  5,180              5,797
  Minority interest                                                                            581                563
  Subordinated debt, less unamortized debt discount of $404 and $430                         1,096              1,070
  Deferred income taxes                                                                      1,656              1,656
  Accrued warrant accretion                                                                  1,048                786
                                                                                         ---------           --------
       Total liabilities                                                                    72,550             73,849
  Stockholders' equity:
    Common stock, $.0001 par value, 10,000,000 shares authorized,
     5,098,930 and 4,696,130 shares issued and outstanding                                       1               --
    Additional paid-in capital                                                              20,168             18,077
    Guarantee of Employee Stock Ownership Plan obligation                                     (155)              (155)
    Accumulated deficit                                                                     (4,746)            (3,493)
                                                                                         ---------           --------
       Total stockholders' equity                                                           15,268             14,429
                                                                                         ---------           --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  87,818           $ 88,278
                                                                                         =========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)
                                  (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                ----------     -----------
NET REVENUES                                                                    $   32,755    $    22,170

OPERATING EXPENSES:
  Salaries, wages and benefits                                                      12,968          8,132
  Fuel                                                                               3,893          2,900
  Purchased transportation                                                           7,749          4,220
  Supplies and maintenance                                                           3,739          1,851
  Depreciation and amortization                                                      1,496          1,657
  Taxes and licenses                                                                   579            401
  Insurance                                                                          1,038            678
  Communications and utilities                                                         410            295
  Gain on disposition of equipment                                                     (42)           (25)
  Other                                                                                582            412
                                                                                ----------    -----------
        Total operating expenses                                                    32,412         20,521
                                                                                ----------    -----------
OPERATING INCOME                                                                       343          1,649
OTHER (EXPENSES) INCOME:
  Interest expense                                                                  (1,456)          (837)
  Warrant accretion expense                                                           (262)          (143)
  Debt issuance cost                                                                   (97)           (51)
  Amortization of debt discount                                                        (98)           (48)
  Minority interest expense                                                            (17)           (12)
  Other                                                                                200             56
                                                                                ----------    -----------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION),
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                                 (1,387)           614
INCOME TAX BENEFIT (PROVISION)                                                         413           (328)
                                                                                ----------    -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              (974)           286
     Loss on extinguishment of debt, with no tax benefit                              (102)            --
                                                                                ----------    -----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                                 (1,076)           286
     Cumulative effect of change in accounting for
       start-up costs, net of tax benefit of $111                                     (177)          --
                                                                                ----------    -----------
NET (LOSS) INCOME                                                               $   (1,253)   $       286
                                                                                ----------    -----------
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE:
  (Loss) income before extraordinary item and
    cumulative effect of accounting change                                      $    (0.20)   $      0.06
  Extraordinary item                                                                 (0.02)          --
  Cumulative effect of accounting change                                             (0.04)          --
                                                                                ----------    -----------
  Net (loss) income                                                             $    (0.26)   $      0.06
                                                                                ==========    ===========

Weighted average common shares outstanding                                       4,848,641      4,540,291
                                                                                ==========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)


                                                                        GUARANTEE
                                         COMMON STOCK                  OF EMPLOYEE
                                   ---------------------                  STOCK
                                     $.0001 PAR VALUE      ADDITIONAL   OWNERSHIP                        TOTAL
                                   ---------------------    PAID-IN        PLAN        ACCUMULATED    STOCKHOLDERS
                                     SHARES      AMOUNT     CAPITAL     OBLIGATION       DEFICIT        EQUITY
                                   ----------   --------   ----------  ------------    -----------    ------------
Balance at December 31, 1998       4,696,130    $   --       $ 18,077      $  (155)     $ (3,493)     $  14,429
Issuance of common stock             402,800         1          2,091           --            --          2,092
Net loss                                  --        --             --           --        (1,253)        (1,253)
                                  ----------    ------       --------      -------      --------      ---------
Balance at March 31, 1999          5,098,930    $    1       $ 20,168      $  (155)     $ (4,746)     $  15,268
                                  ==========    ======       ========      =======      ========      =========



The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                 1999       1998
                                                               -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) Income                                             $(1,253)  $    286
 Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
   Depreciation and amortization                                 1,496      1,657
   Gain on disposition of equipment                                (42)       (25)
   Warrant accretion expense                                       262        143
   Amortization of debt discount                                    98         48
   Amortization of debt issuance costs                              97         51
   Minority interest                                                17         12
   Other                                                          --          (51)
   Changes in other operating items:
     Trade receivables                                          (1,206)    (6,657)
     Prepaid expenses and other assets                            (909)    (2,012)
     Accounts payable                                             (348)     1,429
     Accrued liabilities                                        (1,552)       836
                                                               -------   --------
      Net cash used in operating activities                     (3,340)    (4,283)
                                                               -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions:
   Revenue equipment                                            (2,458)    (3,001)
   Building, office equipment and other                           (551)       (87)
 Proceeds from the sale of equipment                             1,633      5,823
 Purchase of Specialty Transportation Services, Inc.              --      (31,275)
                                                               -------   --------
     Net cash used in investing activities                      (1,376)   (28,540)
                                                               -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings of debt with unrelated parties         1,374     18,000
 Proceeds from borrowings of subordinated debt                    --       13,375
 Minority interest                                                --          500
 Debt issuance costs                                              --       (1,175)
 Net borrowings on lines of credit                               1,652      6,481
 Net increase (decrease) in cash overdraft                       1,292       (312)
 Principal payments on long-term debt with unrelated parties    (1,564)    (2,892)
 Principal payments on long-term debt with related party          --         (249)
 Principal payments on capital leases with unrelated parties      (372)      (561)
 Principal payments on capital leases with related parties         (67)      (139)
 Proceeds from exercise of options and warrants                   --          165
                                                               -------   --------
     Net cash provided by financing activities                   2,315     33,193
                                                               -------   --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:               (2,401)       370
CASH AND CASH EQUIVALENTS:
 Beginning of period                                             2,761       --
                                                               -------   --------
 End of period                                                 $   360   $    370
                                                               =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                 $ 1,900   $    807
                                                               =======   ========
 Income taxes paid                                             $    15   $    210
                                                               =======   ========




The accompanying notes are an integral part of these consolidated financial statements.

                      AASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                 (in thousands, except per share and share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1998, 1997, and 1996, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


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

The acquisition by STS was financed with an $18,000 senior bank credit facility, $13,375 of subordinated debt, $2,125 of which was issued to related parties (primarily directors), $8,000 of which was issued to American Capital Strategies, Ltd. ("ACS") and $500 from the sale of a 10% common stock interest in STS to ACS. In connection with the issuance of the subordinated debt, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share were issued to various investors, including related parties (primarily directors), and warrants to acquire an additional 10% of STS common stock were issued to ACS.

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

STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste services companies, including Waste Management, Browning-Ferris, Republic Industries and Allied Waste Industries. Under exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. Subsequent to the acquisition, STS has expanded its operations to include the transportation of bulk commodities for the scrap recycling, environmental, construction and manufacturing industries.

The former executive vice president of Jack Gray Transport, Inc. who organized the waste transport division of Jack Gray Transport, Inc. in 1983 and ran its operations until the date of acquisition, has entered into a five-year employment agreement to serve as the President of STS. This former executive vice-president has served as a member of the Company's Board of Directors since July 1996 and as a vice president of the Company since January 1998.

STS operates as a stand-alone business unit separate from the Company's existing temperature-controlled operations.

The following unaudited pro forma statement of operations data is based on certain amounts derived from the unaudited statements of operations of the Waste Transport Business for the three months ended March 31, 1998, and assumes that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1998. The pro forma data is not necessarily indicative of the results of operations, which would have occurred had the acquisition taken place on January 1, 1998, or of future results of the consolidated operations of STS and the Company.


       Net revenues                                  $25,604
       Net income                                        284
       Basic and diluted net income per share           0.06


NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company has not complied with certain loan covenants during the year ended December 31, 1998 and the three month period ended March 31, 1999, and also is not likely to be able to comply with certain covenants during the remainder of 1999, under loan agreements with: (1) ACS (10% stockholder and $8,000 subordinated lender to STS), (2) one of STS's senior bank lenders ($15,429 outstanding line of credit and $16,071 note payable at March 31, 1999), (3) the Company's senior bank lender ($4,883 outstanding line of credit at March 31, 1999), and (4) an unsecured subordinated lender holding a 14.00% note payable in the amount of $984 at March 31, 1999 (net of unamortized debt discount of $16) and due July 1, 1999. The violations primarily relate to financial covenants including: total leverage ratio; minimum tangible net worth amount; fixed charge coverage ratio; interest coverage ratio; minimum annual net income; and the maximum amount for leases and capital expenditures. As of May 14, 1999, the Company has not been successful in obtaining the necessary waivers and amendments from the respective lenders in order for the debt not to be considered in default at March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include actively seeking refinancing of the $8,000 subordinated debt with ACS, which may be in the form of equity securities or in other certain subordinated debt securities. Upon the refinancing of the $8,000 subordinated debt, management believes it will be successful in obtaining the necessary waivers and amendments with its other lenders in order for the debt not to be considered in default at and for the year ended December 31, 1998 and the three month period ended March 31, 1999 and to enable the Company to comply with its loan covenants, if amended, during the remainder of 1999.

Under the provisions of a subordination and intercreditor agreement between STS, STS's senior bank lenders and ACS, ACS is prohibited from taking any legal action against STS until an event of default under the loan agreement with ACS occurs and continues uncured and unwaived for six months after notice of such event of default is provided to the senior bank lenders by ACS. As of May 14, 1999, no written notification from ACS regarding an event of default has been received by the senior bank lenders. Upon written notice of an event of default, interest can accrue at the default rate (17.50% on the $5,500 senior subordinated note and 20.00% on the $2,500 junior subordinated note) until such default is waived or cured. A prepayment premium can also be assessed under the provisions of the loan agreement as a result of the default, not to exceed $240.

Under the provisions of the loan agreement with STS's senior bank lender, upon written notice of an event of default, the bank can automatically cease to make any new loans. Upon written notice, the bank can also declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon written notice of an event of default, interest can accrue at its current rate plus 2.00%, compounded daily. As of May 14, 1999, no written notification from STS's senior bank lender regarding an event of default has been received.

Under the provisions of the loan agreement with the Company's senior bank lender, upon written notice by the bank of an event of default, the bank can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon written notice of an event of default, interest can accrue at the prime rate plus 3.00% per annum. As of May 14, 1999, no written notification from the Company's senior bank lender regarding an event of default has been received.

Under the provisions of the loan agreement with the unsecured subordinated lender holding a 14.00% note payable in the amount of $984 at March 31, 1999 (net of unamortized debt discount of $16) and due July 1, 1999, the holder of the note, by written notice, can declare all principal and interest amounts outstanding as immediately due and payable. In addition, upon notification of the occurrence of an event of default, interest can accrue at a rate of 18.00% per annum. As of May 14, 1999, no written notification from the unsecured subordinated lender has been received.

As a result of the violations of certain financial covenants related to the 8.81% note payable to a bank and the 12.50% and 15.00% subordinated notes payable to ACS which have not been waived or cured, the long-term portion of the originally scheduled maturities totaling $21,499 are classified as current obligations in the accompanying balance sheet at March 31, 1999. In addition, as a result of the violations of certain financial covenants related to the revolving lines of credit which have not been waived or cured, the outstanding borrowings of $20,312 are classified as a current obligation in the accompanying balance sheet at March 31, 1999. The 14.00% unsecured subordinated notes payable in the amount of $984 at March 31, 1999 (net of unamortized debt discount of $16) is already classified as current as it is due July 1, 1999.


NOTE 4 - SEGMENT INFORMATION

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

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

The Company evaluates performance and allocates resources based on net profit and loss from operations. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $3,750 at March 31, 1999 ($5,375 at March 31, 1998), less unamortized debt discount of $428 at March 31, 1999 ($753 at March 31, 1998) issued by the parent company and related debt issuance costs of $210, less accumulated amortization of $193 at March 31, 1999 ($136 at March 31, 1998) in connection with the acquisition of the Waste Transport Business. The related interest expense of $147 for the three month period ended March 31, 1999 ($167 for the three month period ended March 31, 1998), amortization of debt issuance costs of $57 for the three month period ended March 31, 1999 ($37 for the three month period ended March 31, 1998) and amortization of debt discount of $98 for the three month period ended March 31, 1999 ($48 for the three month period ended March 31, 1998) are also included in the Municipal Solid Waste Segment.


FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

                                                              TEMPERATURE-      MUNICIPAL
THREE MONTH PERIOD ENDED MARCH 31,1999:                       CONTROLLED      SOLID WASTE   TOTALS
------------------------------------------------------------  ----------      -----------  --------
Net revenues                                                   $ 14,546         $ 18,209    $ 32,755
Depreciation and amortization                                       767              729       1,496
Operating income                                                    377              297         674
Interest expense                                                    305            1,136       1,441
Income tax benefit (provision)                                      (68)             348         280
Segment profit (loss) before extraordinary item and
  cumulative effect of accounting change                            108             (870)       (762)
Cumulation effect of accounting change                             --               (177)       (177)
Segment profit (loss)                                               108           (1,047)       (939)
Significant noncash items included in segment profit (loss):
  Warrant accretion expense                                        --                262         262
  Amortization of debt issuance costs                              --                 97          97
  Amortization of debt discount                                    --                 98          98
  Other                                                            --                 17          17
Segment assets                                                   35,276           52,024      87,300
Expenditures for long-lived assets                                1,992            1,017       3,009

OPERATING INCOME

Total operating income for reportable segments                                              $    674
Parent company operating loss                                                                   (331)
                                                                                            --------
   Total consolidated operating income                                                      $    343
                                                                                            ========

SEGMENT LOSS

Total loss for reportable segments                                                          $   (939)
Parent company loss                                                                             (314)
                                                                                            --------
   Total consolidated loss                                                                  $ (1,253)
                                                                                            ========

ASSETS

Total assets for reportable segments                                                        $ 87,300
Parent company assets                                                                            518
                                                                                            --------
   Total consolidated assets                                                                $ 87,818
                                                                                            ========



OTHER SIGNIFICANT ITEMS


                                         PARENT
                          SEGMENT       COMPANY       CONSOLIDATED
                          TOTALS      ADJUSTMENTS        TOTALS
                          -------     -----------     ------------
Interest expense          $1,441      $   15            1,456
Income tax benefit           280         133              413

                                                             TEMPERATURE-   MUNICIPAL
THREE MONTH PERIOD ENDED MARCH 31, 1998:                      CONTROLLED   SOLID WASTE     TOTALS
------------------------------------------------------------  ----------   -----------    --------
Net revenues                                                   $ 15,302    $  6,868       $ 22,170
Depreciation and amortization                                     1,163         494          1,657
Operating income                                                    989         910          1,899
Interest expense                                                    295         530            825
Income tax provision                                                299         130            429
Segment profit (loss)                                               450          (3)           447
Significant noncash items included in segment profit (loss):
  Warrant accretion expense                                        --           143            143
  Amortization of debt issuance costs                              --            51             51
  Amortization of debt discount                                    --            48             48
  Other                                                            --            12             12
Segment assets                                                   37,799      39,802         77,601
Expenditures for long-lived assets                                3,088        --            3,088

OPERATING INCOME

Total operating income for reportable segments                                            $  1,899
Parent company operating loss                                                                 (250)
                                                                                          --------
   Total consolidated operating income                                                    $  1,649
                                                                                          ========

SEGMENT PROFIT (LOSS)

Total profit for reportable segments                                                      $    447
Parent company loss                                                                           (161)
                                                                                          --------
   Total consolidated profit                                                              $    286
                                                                                          ========
ASSETS
Total assets for reportable segments                                                      $ 77,601
Parent company assets                                                                          311
                                                                                          --------
   Total consolidated assets                                                              $ 77,912
                                                                                          ========



OTHER SIGNIFICANT ITEMS

                                                 PARENT
                                    SEGMENT     COMPANY       CONSOLIDATED
                                    TOTALS    ADJUSTMENTS       TOTALS
                                    ------    -----------       ------
Interest expense                    $  825      $ 12            $837
Income tax provision (benefit)         429      (101)            328

NOTE 5 - DEBT TO EQUITY EXCHANGES

On January 29, 1999, certain related parties, substantially all of who are officers and directors of the Company, exchanged $675 of subordinated debt bearing 14% interest for 135,000 shares of the Company's common stock.

On March 12, 1999, an unrelated individual exchanged $1,150 of subordinated debt bearing 14% interest for 230,000 shares of the Company's common stock. In addition, $189 of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock, and 75,000 warrants to purchase the Company's common stock at $5 per share were also issued to this individual. In connection with the issuance of the warrants to purchase the Company's common stock, the Company recorded a non-recurring, non-cash, one-time extraordinary loss of $102 in the first quarter of 1999.


NOTE 6 - COMMON SHARE DATA

Basic income per share is computed using the weighted-average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive. Diluted weighted-average shares outstanding for the three months ended March 31, 1998 in connection with options and warrants amount to 249,754 shares.


NOTE 7 - RECENT ACCOUNTING STANDARDS

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires the costs of start-up activities, including organization costs, to be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for the Company for fiscal years beginning after December 15, 1998, and requires the Company upon adoption to write off any previously capitalized start-up or organization costs as a cumulative effect of a change in accounting principle. Thus, effective January 1, 1999, the Company wrote off all organization and start-up costs under the SOP as a cumulative effect of a change in accounting principle in the amount of $177, net of tax benefit of $111, which primarily relates to the STS costs incurred in 1998 to open new terminals or expand existing facilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations contain forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: general economic conditions, availability of drivers, labor costs, fuel costs, interest rates, competition, and governmental regulations. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a subsidiary of the Company. The STS acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of operations includes the results of STS from the date it was acquired. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the three months ended March 31, 1999 include STS and the results from operations for the three months ended March 31, 1998 only includes STS since the date it was acquired.

RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1999 WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1998.

Net revenues increased $10.6 million, or 47.7%, to $32.8 million in 1999, from $22.2 million in 1998, largely due to the STS Acquisition. During the first quarter of 1999, the Company increased its revenue producing power units by 9 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $0.8 million, or 4.9%, due to having less tractors in service.

Net revenues on a pro forma basis (assuming the STS Acquisition had occurred on January 1, 1998) increased $7.2 million, or 27.9% to $32.8 million for 1999 due to increased volume from existing customers and the addition of new customers in 1999.

Total miles increased 6.4 million, or 36.6%, to 23.9 million in 1999 from 17.5 million in 1998, largely due to the STS Acquisition. Average miles per tractor decreased 10.6% to 23,818 miles in 1999 from 26,644 miles in 1998. Average revenue per tractor decreased 5.2% to $32,003 in 1999 from $33,760 in 1998. The decreases in average miles per tractor and average revenue per tractor are primarily attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles decreased by 0.4 million, or 3.1%, due to having less tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 6.4%, to 99.0% in 1999 from 92.6% in 1998. The increase in the operating ratio is largely due to the STS Acquisition and a shortage of drivers at Asche Transfer, Inc., which resulted in poor operating results in January 1999. Without giving effect to the STS Acquisition, the Company's operating ratio increased 4.5%, to 99.7% in 1999 from 95.2% in 1998. Total operating expenses increased $11.9 million, or 57.9%, to $32.4 million in 1999, compared to $20.5 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses decreased by $0.1 million, or 0.4%.

Operating expenses on a pro forma basis increased $8.9 million, or 37.9% to $32.4 million for 1999.

Salaries, wages and benefits increased $4.8 million, or 59.5%, to $13.0 million in 1999 compared to $8.1 million in 1998, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.1 million, or 2.5%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention which more than offset having less personnel to service the fewer tractors in service.

Salaries, wages and benefits on a pro forma basis increased $3.6 million, or 38.6% to 13.0 million for 1999, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention, as well as, having more tractors in service.

Fuel expenses increased $1.0 million, or 34.2%, to $3.9 million in 1999 compared to $2.9 million in 1999, largely due to the effect of the STS Acquisition which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.3 million or 12.9%, largely due to the decrease in the number of tractors in service and decreased fuel prices.

Fuel expense on a pro forma basis increased $0.6 million, or 19.8% to $3.9 million for 1999, due to having more tractors in service which more than offset decreased fuel prices.

Purchased transportation expense increased $3.5 million, or 83.6%, to $7.7 million in 1999 compared to $4.2 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.6 million, or 20.6%, due to an increase in contractor operated units.

Purchased transportation expense on a pro forma basis increased $2.9 million, or 58.9% to $7.7 million for 1999, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $1.9 million, or 102.0%, to $3.7 million in 1999 compared to $1.9 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.2 million, or 17.7%, due to a decrease in company-owned units in service.

Supplies and maintenance expense on a pro forma basis increased $1.6 million, or 72.9% to $3.7 million for 1999, due to having more tractors in service.

Insurance expense increased $0.4 million, or 53.1%, to $1.0 million in 1999 compared to $0.7 million in 1998, largely due to the STS Acquisition.

Insurance expense on a pro forma basis increased $0.3 million, or 37.0% to $1.0 million for 1999, due to having more tractors in service.

Interest expense increased $0.6 million, or 74.0%, to $1.5 million in 1999 compared to $0.8 million in 1998, due to the STS Acquisition. Outstanding debt and capital lease obligations aggregated $61.5 million at March 31, 1999 compared with $62.0 million at December 31, 1998.

Warrant accretion expense of $262 and $143 in 1999 and 1998, respectively, represents the accretion of STS warrants in connection with the STS Acquisition.

Debt issuance cost of $97 and $51 in 1999 and 1998, respectively, represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $98 and $48 in 1999 and 1998, respectively, represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $17 and $12 in 1999 and 1998, respectively, represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 29.8% (benefit) and 53.4% (provision) in 1999 and 1998, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses (i.e. warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursement paid to drivers.)

The loss on extinguishment of debt of $102 relates to the issuance of warrants to purchase the Company's common stock issued in connection with an exchange of subordinated debt for common stock in March 1999.

The cumulative effect of change in accounting relates to the write off of start-up costs of $177, net of tax benefit of $111, in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities".

Net loss increased $1.6 million to $1.3 million in 1999 compared to net income of $0.3 million in 1998, largely due to non-recurring one-time charges (i.e., loss on extinguishment of debt and cumulative effect of a change in accounting) totaling $0.4 million, $0.3 million net of tax, as well as, a loss before cumulative effect of accounting change of $0.9 million at STS, largely due to the start-up operations of five new terminals in 1999 and a shortage of drivers at Asche Transfer, Inc. which resulted in poor operating results in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had net working capital deficit of $35.1 million. Excluding the long-term debt in default which has been reclassified to current as a result of covenant violations, the Company had net working capital of $6.7 million at March 31, 1999. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowings under its revolving bank lines of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $24.0 million, consisting of $18.0 million (Municipal Solid Waste Segment) and $6.0 million (Temperature-Controlled Segment), based on a percentage of eligible trade receivables and certain other fixed assets, $20.3 million of which was borrowed against the lines of credit at March 31, 1999, consisting of $15.4 million (Municipal Solid Waste Segment) and $4.9 million (Temperature-Controlled Segment) and approximately $0.1 was available, consisting of $0.1 million (Municipal Solid Waste Segment).

The Company's growth and the significant investment in its modern fleet of tractors and temperature-controlled trailers have historically been financed substantially through long-term debt and lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $61.5 million and $62.0 million at March 31, 1999 and December 31, 1998, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 4.03:1 at March 31, 1999 and 4.30:1 at December 31, 1998.

The Company believes that available cash, cash flow from future operations, and borrowings available under its lines of credit will be sufficient to meet its current working capital needs and short-term commitments (excluding the potential effects of long-term debt in default which has been reclassified to current as a result of covenant violations). The Company's long-term commitments consist of long-term debt and lease obligations. The Company believes that available cash, cash flow from operations, equity that the Company has in its equipment upon sale, and borrowings under its lines of credit will be sufficient to meet its long-term commitments.

As of March 31, 1999, the Company has $3.8 million in subordinated debt due in July and August of 1999. On January 29, 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $0.7 million of the subordinated debt for 135,000 shares of the Company's common stock. On March 12, 1999, an unrelated individual exchanged $1.2 million of the subordinated debt for 230,000 shares of the Company's common stock. Additionally, $0.2 million of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock. The Company anticipates satisfying the remaining obligations through the refinancing of the debt or an equity infusion.

Management's plans include actively seeking refinancing of the $8.0 million subordinated debt with ACS which may be in the form of equity securities or in other subordinated debt securities. Upon the refinancing of the $8.0 million subordinated debt, management believes it will be successful in obtaining the necessary waivers and amendments with its other lenders in order for the debt not to be considered in default at and for the year ended December 31, 1998 and at and for the three month period ended March 31, 1999 and to enable the Company to comply with its loan covenants, if amended, during the remainder of 1999.

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

RECENT ACCOUNTING STANDARDS

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires the costs of start-up activities, including organization costs, to be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for the Company for fiscal years beginning after December 15, 1998, and will require the Company upon adoption to write off any previously capitalized start-up or organization costs as a cumulative effect of a change in accounting principle. Thus, effective January 1, 1999, the Company wrote off all organization and start-up costs under the SOP as a cumulative effect of a change in accounting principle in the amount of $0.2 million, net of tax benefit of $0.1 million, which primarily relates to the STS costs incurred in 1998 to open new terminals or expand existing facilities.


CHANGE IN ESTIMATED SALVAGE VALUES

In July 1998, the Company adjusted the estimated salvage values related to certain motor carrier equipment of AG Carriers from 20% to 49% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $0.05 million, $0.03 million after-tax ($0.01 basic and diluted net income per common share) in the three month period ended March 31, 1999.


RELATED PARTY LEASES

The Company currently leases certain of its revenue equipment from related parties. These leases are accounted for as capital leases. Payments to related parties on capital lease obligations in the three month periods ended March 31, 1999 and 1998 were $0.2 million.


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


YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is focused as the year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company is taking the steps it believes are necessary to insure that this potential problem does not adversely affect its operating results in the future. The Company is continuing its as-yet-incomplete assessment of the impact of the year 2000 problem.

The Company has reviewed its internal information systems and believes that the costs and efforts to address the year 2000 problem will not be material to its business, financial condition or results of operations, and may be resolved through replacements and upgrades to our software or hardware. The year 2000 problem may however, adversely impact the Company by affecting the business and operations of parties with which it transacts business, although the Company is unable to precisely determine the likelihood or potential impact of any such event. There can be no assurance that the Company will be able to effectively address year 2000 issues in a cost-efficient manner and without interruption to our business, or that year 2000 problems encountered by our suppliers, customers or other parties will not have a material impact on its business, financial condition and results of operations.

The Company's state of readiness for the year 2000, its estimated costs associated with year 2000 issues, the risks it faces associated with year 2000 issues and its year 2000 contingency plans are summarized below.


STATE OF READINESS

Internally, the Company has implemented a three-phase process to assess year 2000 compliance of its systems and remediate any material non-compliance. The phases are (1) to identify and test its material computer software and hardware in order to determine whether they are year 2000 compliant; (2) to correct or replace those software or hardware systems in which it determines there is a material problem with year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are year 2000 compliant. The Company completed all three phases with respect to most of its purchased information technology ("IT") systems and non-IT systems and believes the systems are year 2000 compliant. The Company anticipates completing all three phases with respect to the remainder of the purchased IT and non-IT systems by the end of the second quarter of 1999.

Externally, the Company implemented a three-phase process to assess year 2000 compliance of the systems of its vendors, customers and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors, customers and other third parties with whom the Company transacts business and determine whether they are significant to its business ("core" parties); (2) to contact the vendors, customers and other third parties with whom the Company does business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the year 2000 problem; and (3) to evaluate the responses received from the vendors, customers and other third parties. The questionnaire the Company is using asks vendors, customers and other third parties such questions as (i) whether they have a documented year 2000 compliance plan, (ii) whether they are aware of any year 2000 readiness issues that could affect the Company, (iii) whether, if such an issue exists, they have plans to ensure compliance, (iv) what their target date is for year 2000 compliance, and (v) whether they have any contingency plans. The Company has substantially completed all three phases with respect to core parties. The Company plans to follow-up during 1999 with its core vendors, core customers and third parties with whom the Company does business, and update its information regarding the year 2000 problem. The Company is in the first and second phases with respect to non-core parties, and anticipates completing all phases with respect to non-core parties before the end of the third quarter of 1999.


COSTS ASSOCIATED WITH YEAR 2000 ISSUES

The Company estimates that the costs associated with implementing all phases of its year 2000 assessment and resolving any year 2000 problems will be less than $100. This estimate includes expenditures for both repairs and upgrades. The Company believes that these costs, assuming this estimate is accurate, would not have a material effect on its business, financial condition and results of operations. The Company anticipates that cash flow from operations will be used to pay the costs associated with its year 2000 problem. All year 2000 costs are expensed as incurred.


RISKS ASSOCIATED WITH YEAR 2000 ISSUES

The Company is unaware of any material risk to the Company associated with year 2000 issues at the present time. The Company believes that the reasonably likely worst case year 2000 scenario is a decrease in the efficiency with which it procures and delivers loads, and a decrease in the efficiency with which it receives payment for services rendered. A decrease in efficiency, however, would not necessarily result in a decrease in business. The Company expects that load procurement, load delivery and billing all could be achieved through alternative methods within a relatively short period of time. Any disruption, however, could result in some lost revenue.

The Company faces the additional risk of experiencing an increase in claims and litigation relating to the year 2000 problem because, among other reasons, there is no uniform definition of year 2000 "compliance" and because all vendor, customers and third party situations cannot be anticipated, particularly those involving third party products. Such claims, if successful, could have a material adverse effect on future results. Moreover, the costs of defending the Company against such claims, even if ultimately resolved in its favor, could have a material adverse effect on future results.


CONTINGENCY PLANS

The Company has not yet developed specific contingency plans for the millennium bug because its assessment of year 2000 issues is incomplete. The Company generally expects that its contingency plans will be to identify and have available to the Company alternate vendors and service providers to decrease the impact on the Company if one or more of the core parties with whom it does business suffers a significant year 2000 problem. The Company expects to have the Company's contingency plans complete before the end of the third quarter of 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         PART II: OTHER INFORMATION

                      AASCHE TRANSPORTATION SERVICES, INC.
                            (A DELAWARE CORPORATION)

Item 1.  LEGAL PROCEEDINGS.

         Not applicable.

Item 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has not complied with certain loan covenants during the year ended December 31, 1998 and the three month period ended March 31, 1999 under loan agreements with: (1) American Capital Strategies, Ltd.,
         (2) one of Specialty Transportation Services, Inc.'s senior bank lenders, (3) the Company's senior bank lender, and (4) an unsecured subordinated lender. As of May 14, 1999, the Company has not been successful in obtaining the necessary waivers and amendments from the respective lenders in order for the debt not to be considered in default at March 31, 1999.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5.  OTHER INFORMATION.

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

              27.0 Financial Data Schedule

         (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the calendar year quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Aasche Transportation Services, Inc.



Date: May 14, 1999            BY:  s/Leon M. Monachos
                                 -----------------------------------------------
                                     Leon M. Monachos, Chief Financial Officer


Date: May 14, 1999            BY:  s/Larry L. Asche
                                 -----------------------------------------------
                                     Larry L. Asche, Chairman and
                                      Chief Executive Officer