Form 10-K/A
period 1998-12-31
ASCHE TRANSPORTATION SERVICES INC
filed 1999-08-10
CIK 927809

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
     X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-24576

                       ASCHE TRANSPORTATION SERVICES, INC.
            (formerly known as Aasche Transportation Services, Inc.)
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

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 25, 1999, was $15,356,820.

     At March 25, 1999, 5,098,930 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held on May 19, 1999, expected to be filed with the Commission not later than April 16, 1999, is incorporated by reference into
Part III of this Form 10-K/A.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Asche Transportation Services, Inc. (the "Company," formerly known as Aasche Transportation Services, Inc.), through its subsidiaries is a diversified transportation services company. The Company operates primarily in two segments of the transportation services industry. Asche Transfer, Inc. ("ATI") and AG Carriers, Inc. ("AG") (collectively, the "Temperature-Controlled Segment") are truckload operations delivering a variety of foods and other products for many Fortune 500 companies that require temperature-controlled service and "just-in-time" delivery. Specialty Transportation Services, Inc. ("STS") (the "Municipal Solid Waste Segment") is the only national and the largest for-hire carrier of municipal solid waste and special waste in transfer vehicles in the United States. STS has long-term contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Inc., Republic Industries, Inc., Allied Waste Services, Inc. and Browning-Ferris Industries, Inc.

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

         The Company evaluates performance and allocates resources based on net profit and loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $5,375, less unamortized debt discount of $537 issued by the parent company and related debt issuance cost of $210, less accumulated amortization of $74 in connection with the acquisition of the net assets of the municipal solid waste transport division of Jack Gray Transport, Inc. (the "Waste Transport Business"). The related interest expense of $611, amortization of debt issuance costs of $74 and amortization of debt discount of $264 are also included in the Municipal Solid Waste Segment.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

         The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.


YEAR ENDED DECEMBER 31, 1998:

                                                     TEMPERATURE-      MUNICIPAL
                                                     CONTROLLED       SOLID WASTE      TOTALS
                                                     ----------       -----------     ---------
Net revenues ......................................   $ 60,762         $ 52,669       $113,431
Depreciation and amortization .....................      3,972            2,714          6,686
Operating income ..................................      3,871            4,232          8,103
Interest expense ..................................      1,353            3,654          5,007
Income tax provision ..............................      1,157              176          1,333
Segment profit (loss) .............................      1,740             (877)           863
Other significant noncash items
  included in segment profit (loss):
     Warrant accretion expense ....................       --                786            786
     Amortization of debt issuance costs ..........       --                280            280
     Amortization of debt discount ................       --                264            264
     Other ........................................       --                 63             63
Segment assets ....................................     30,890           57,284         88,174
Expenditures for long-lived assets ................      5,052            1,622          6,674

OPERATING INCOME

Total operating income for reportable segments ....   $  8,103
Parent company operating loss .....................     (1,248)
                                                      --------
     Total consolidated operating income ..........   $  6,855
                                                      ========

SEGMENT PROFIT (LOSS)

Total profit for reportable segments ..............   $    863
Parent company loss ...............................       (803)
                                                      --------
     Total consolidated profit ....................   $     60
                                                      ========
ASSETS

Total assets for reportable segments ..............   $ 88,174
Parent company assets .............................        104
                                                      --------
     Total consolidated assets ....................   $ 88,278
                                                      ========

OTHER SIGNIFICANT ITEMS


                                                                           PARENT COMPANY
                                                        SEGMENT TOTALS      ADJUSTMENTS       CONSOLIDATED TOTALS
                                                        --------------      -----------       -------------------
Interest expense..................................      $  5,007           $   59                 $    5,066
Income tax provision (benefit)....................         1,333             (503)                       830


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

         The Municipal Solid Waste Segment competes primarily with smaller privately owned regional trucking companies and local independent hauling operations. The Company also competes with rail and barge companies for solid waste transportation.

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

         LEON M. MONACHOS, age 47, has served as a Director of the Company since March 1996 and as Chief Financial Officer since May 1996. Since September 1996, Mr. Monachos has served as Vice-President - Finance of ATI and AG. He also serves as Vice-President - Finance and Director of STS. From October 1995 to May 1996, Mr. Monachos had been an advisor to the president and founder of a privately-held transportation services company. From June 1986 to September 1995, he was employed at Ernst & Young LLP, a public accounting firm, most recently as Senior Manager. Mr. Monachos has a B.S. degree from the University of Illinois and is a certified public accountant.

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

      FISCAL 1998                    HIGH        LOW            FISCAL 1997              HIGH       LOW
      -----------                    ----        ---            -----------              ----       ---
First Quarter.......................5 1/2      3 5/16       First Quarter................7 1/16     4 3/4
Second Quarter......................8 15/32    4            Second Quarter...............6 1/8      3 7/8
Third Quarter.......................7 1/4      3 9/16       Third Quarter................5          3 13/16
Fourth Quarter......................5 1/2      2 3/4        Fourth Quarter...............4 3/4      2 1/2


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

STATEMENTS OF OPERATIONS DATA:

                                                                                    YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                           1998(4)          1997           1996           1995             1994
                                                         -----------    -----------    -----------    -----------      ------------
NET REVENUES .........................................   $   113,431    $    65,170    $    77,365    $    67,748      $  34,034
OPERATING EXPENSES:
     Salaries, wages and benefits ....................        42,065         23,403         27,109         24,352         11,605
     Fuel ............................................        13,581         10,867         13,350         10,532          4,889
     Purchased Transportation ........................        24,180         11,185         10,772          7,148          4,802
     Supplies and maintenance ........................        12,053          6,317          7,032          6,369          3,256
     Depreciation and amortization ...................         6,686          5,354          8,547          7,887          3,309
     Taxes and licenses ..............................         1,754          1,667          2,073          1,762            792
     Insurance .......................................         3,201          2,079          2,838          2,784          1,266
     Communications and utilities ....................         1,448            821            818            809            431
     Gain (loss) on disposition of
       equipment(1) ..................................          (387)          (905)        (1,165)          (323)           (74)
     Litigation settlement(2) ........................          --             --              150           --             --
     Polar restructuring expense(3) ..................          --             --              490           --             --
     Investment write-off ............................          --             --              100           --             --
     Writedown of equipment to net
       realizable value(1) ...........................          --             --            1,155           --             --
     Severance expense ...............................          --             --               81           --             --
     Merger consummation costs(4) ....................          --             --             --            1,269           --
     Other ...........................................         1,995          1,545          2,298          1,297            281
                                                         -----------    -----------    -----------    -----------      ---------
     Total operating expenses ........................       106,576         62,333         77,978         63,886         30,557
                                                         -----------    -----------    -----------    -----------      ---------
OPERATING INCOME (LOSS) ..............................         6,855          2,837           (613)         3,862          3,477
OTHER (EXPENSES) INCOME:
     Interest expense ................................        (5,066)        (2,128)        (3,464)        (4,069)        (2,366)
     Warrant accretion expense .......................          (786)          --             --             --             --
     Amortization of debt issuance costs .............          (280)          --             --             (447)(4)     (1,786)(4)
     Amortization of debt discount ...................          (264)          --             --             --             --
     Other ...........................................           494             67            136            127             61
                                                         -----------    -----------    -----------    -----------      ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
    (BENEFIT) AND MINORITY INTEREST EXPENSE AND
    EXTRAORDINARY ITEM ...............................           953            776         (3,941)          (527)          (614)
INCOME TAX PROVISION (BENEFIT) .......................           830            506         (1,321)           538            465
                                                         -----------    -----------    -----------    -----------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST EXPENSE
     AND EXTRAORDINARY ITEM ..........................           123            270         (2,620)        (1,065)        (1,079)
     Minority interest expense .......................           (63)          --             --             --             --
                                                         -----------    -----------    -----------    -----------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..............   $        60    $       270    $    (2,620)   $    (1,065)        (1,079)
     Loss on extinguishment of debt, net of
       income tax benefit of $134 ....................          --             --             --              261           --
                                                         -----------    -----------    -----------    -----------      ---------
NET INCOME (LOSS) ....................................   $        60    $       270    $    (2,620)   $    (1,326)     $  (1,079)
                                                         ===========    ===========    ===========    ===========      =========
Basic and diluted historical income (loss)
     per common share:
     Loss before extraordinary item ..................                                                $     (0.28)
     Extraordinary item ..............................                                                      (0.07)
                                                         -----------    -----------    -----------    -----------
     Net income (loss) ...............................   $      0.01    $      0.06    $     (0.67)   $     (0.35)
                                                         ===========    ===========    ===========    ===========
Basic and diluted  proforma  net loss income per
    common share (unaudited): ........................                                                                $   (0.57)
                                                                                                                      =========
Basic weighted average common shares outstanding:
     Historical ......................................     4,600,926      4,273,842      3,928,596      3,750,914
                                                          ==========    ===========    ===========    ===========
     Proforma ........................................                                                                 1,878,649
                                                                                                                      ==========

BALANCE SHEET DATA:

                                                                                  DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        1998         1997        1996        1995        1994
                                                     ----------    --------    --------    --------    ---------
Working capital ...................................  $   (3,022)   $ (5,326)   $(11,601)   $(11,729)   $ (3,759)
Property and equipment, net ........................     45,403      19,176      26,552      48,280      32,114
Total assets .......................................     88,278      35,507      46,304      68,933      43,693
Debt and capital  lease  obligations  (including
    current maturities) ............................     61,978      19,358      30,104      45,868      30,395
Stockholders' equity ...............................     14,429      12,809      10,531      12,905       8,311

(1)      See Note 3 to Audited Consolidated Financial Statements.
(3)      See Note 13 to Audited Consolidated Financial Statements.
(4)      See Note 14 to Audited Consolidated Financial Statements.
(5)      See Note 1 to Audited Consolidated Financial Statements.


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

         Supplies and maintenance expenses increased $5.7 million, or 90.8% to $12.1 million in 1998 compared to $6.3 million in 1997, largely due to the effect of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.8 million or 16.4%, due to a decrease in company-owned units in service in its Temperature-Controlled Segment.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had a net working capital deficit of $3.0 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowings under its revolving bank lines of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $24.0 million, consisting of $18.0 million (Municipal Solid Waste Segment) and $6.0 million (Temperature-Controlled Segment) based on a percentage of eligible trade receivables and certain other fixed assets, $18.7 million, of which was borrowed against the lines of credit at December 31, 1998, consisting of $14.1 million (Municipal Solid Waste Segment) and $4.5 million (Temperature-Controlled Segment) and approximately $0.8 million, consisting of $0.8 million (Municipal Solid Waste Segment) and $0.1 million (Temperature-Controlled Segment) was available.

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

         The Company believes that available cash, cash flow from future operations, and borrowings available under its lines of credit will be sufficient to meet its current working capital needs and short-term commitments. The Company's long-term commitments consist of long-term debt and lease obligations. The Company believes that available cash, cash flow from operations, equity that the Company has in its equipment upon sale, and borrowings available under its lines of credit will be sufficient to meet its long-term commitments.

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

         Management plans to actively seek refinancing of the $8.0 million subordinated debt with ACS which may be in the form of equity securities or in other certain subordinated debt securities.

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

         In December 1996, the Company entered into various agreements for the sale and leaseback of certain Polar Express Corporation motor carrier equipment reduced expenses $0.6 million and increased net income $0.4 million during the year ended December 31, 1997 ($0.09 basic and diluted net income per common share). The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. The book values of the equipment totaling $6.3 million were removed from the balance sheet with the resulting loss of $1.0 million, $0.6 million after-tax ($0.16 basic and diluted net loss per common share) recorded in 1996.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are annexed to this Report as pages F-2 through F-27.

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

                                      ASCHE TRANSPORTATION SERVICES, INC.


                                      By: /s/  Larry L. Asche
                                         ---------------------------------------
                                         Larry L. Asche, Chief Executive Officer

August 10, 1999

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

        SIGNATURE                                    TITLE                                    DATE
        ---------                                    -----                                    ----
/s/ Larry L. Asche                        Chief Executive Officer and                    August 10, 1999
---------------------------               Chairman of the  Board of
Larry L. Asche                            Directors (Principal Executive
                                          Officer)


/s/ Leon M. Monachos
---------------------------

Leon M. Monachos                          Chief Financial Officer (Principal             August 10, 1999
                                          Financial and Accountiing Officer)


/s/ Kevin M. Clark                        President, Director                            August 10, 1999
---------------------------
Kevin M. Clark


/s/ Gary I. Goldberg
---------------------------               Vice President, Director                       August 10, 1999
Gary I. Goldberg


/s/ Diane L. Asche                        Vice President, Secretary, Director            August 10, 1999
---------------------------
Diane L. Asche


/s/ Richard S. Baugh                      Director                                       August 10, 1999
---------------------------
Richard S. Baugh


/s/ Dennis D. Wilson
---------------------------               Director                                       August 10, 1999
Dennis D. Wilson


/s/ Michael Todd Recob
---------------------------               Director                                       August 10, 1999
Michael Todd Recob


/s/ Karl R. Sattler
---------------------------               Director                                       August 10, 1999
Karl R Sattler

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION                                     PAGE
--------                            -----------                                     ----

2.1      Agreement and Plan of Merger among Registrant, Asche Newco, Inc. and
         Polar Express Corporation, dated July 12, 1995(1)

2.2      Amendment No. 1 to Agreement and Plan of Merger among Registrant, Asche
         Newco, Inc. and Polar Express Corporation, dated November 10, 1995(1)

3.1      Certificate of Incorporation of Registrant(2)

3.1(a)   Amendment to Certificate of Incorporation of Registrant(2)

3.2      By-laws of Registrant(2)

4.1      Specimen Common Stock Certificate(2)

10.1     Employment and Stock Option Agreement between Registrant and Kevin M.
         Clark dated September 23, 1994(2)

10.2     Employment and Stock Option Agreement between Registrant and Larry L.
         Asche dated September 23, 1994(2)

10.3     Employment and Stock Option Agreement between Registrant and Diane L.
         Asche dated September 23, 1994(2)

10.4     Asche Transfer, Inc. Retirement and Savings Plan(2)

10.5     Restated Asche Transportation Services, Inc. Employees' Stock Ownership
         Trust as adopted on September 22, 1994(3)

10.6     Amended and Restated Asche Transportation Services, Inc. Employees'
         Stock Ownership Plan as adopted on September 22, 1994(3)

10.7     First Amendment to the Amended and Restated Asche Transportation
         Services, Inc. Employees' Stock Ownership Plan as adopted on October
         24, 1994(3)

10.8     Second Amendment to the Amended and Restated Asche Transportation
         Services, Inc. Employees' Stock Ownership Plan as adopted on November
         15, 1994(3)

EXHIBIT
 NUMBER                             DESCRIPTION                                     PAGE
--------                            -----------                                     ----

10.9     Third Amendment to the Amended and Restated Asche Transportation
         Services, Inc. Employees' Stock Ownership Plan as restated effective as of September 22, 1994, dated as of August 10, 1995(8)

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


10.11    Lease Agreement between Asche Transfer, Inc. and Daniel Asche dated
         December 14, 1992(2)

10.12    Lease Agreement between Asche Transfer, Inc. and Michele Asche dated
         December 14, 1992(2)

10.13    Lease Agreement between Asche Transfer, Inc. and Angela Asche dated
         December 14, 1992(2)

10.14    Lease Agreement between Asche Transfer, Inc. and L&D Leasing dated
         December 14, 1992(2)

10.15    Lease Agreement between Asche Transfer, Inc. and Asche-Nielsen dated
         December 14, 1992(2)

10.16 Insurance Policy with Golden Rule Insurance Company covering the lives of Kevin M. Clark, and Larry L. Asche and (6)

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

10.19    Agreement for Purchase and Sale of Assets among Registrant, AG.
         Carriers and Richard S. Baugh dated April 20, 1995(7)

10.20    Amendment No. 1 to Agreement for Purchase and Sale of Assets among
         Registrant, AG. Carriers and Richard S. Baugh dated May 16, 1995(7)

EXHIBIT
 NUMBER                             DESCRIPTION                                     PAGE
--------                            -----------                                     ----
10.21    Employment and Stock Option Agreement between Registrant and Leon M.
         Monachos dated May 15, 1996(11)

10.22    Asche Transportation Services, Inc. Stock Option Plan dated June 1,
         1996(9)

10.23    First Amendment dated May 13, 1998 to the Stock Option Plan (12)

10.24    Asset Purchase Agreement dated September 24, 1997 between Gary I.
         Goldberg and Jack Gray Transport, Inc.(10)

10.25    Assignment of Asset Purchase Agreement dated September 29, 1997 between
         Gary I. Goldberg and Registrant(10)

10.26    Credit Agreement dated as of January 30, 1998, by and among Specialty
         Transportation Services, Inc., the Lenders parties thereto from time to time, and Mellon Bank, N.A.(11)

10.27    Subordinated Note and Equity Purchase Agreement, dated January 30,
         1998, between Specialty Transportation Services, Inc. and American
         Capital Strategies, Ltd.(11)

10.28    Term Loan Agreement dated January 30, 1998 between Registrant and Aim
         Financial Corporation(11)

10.29    Promissory Note dated as of January 16, 1998 by Registrant payable to
         Larry L. Asche in the amount of $500,000(11)

10.30    Promissory Note dated as of January 16, 1998 by Registrant payable to
         Diane L. Asche in the amount of $500,000(11)

10.31    Promissory Note dated as of January 26, 1998 by Registrant payable to
         Diane L. Asche in the amount of $25,000(11)

10.32    Promissory Note dated as of January 20, 1998 by Registrant payable to
         Kevin M. Clark in the amount of $500,000(11)

10.33    Promissory Note dated as of January 26, 1998 by Registrant payable to
         Richard S. Baugh in the amount of $250,000(11)

10.34    Promissory Note dated as of January 26, 1998 by Registrant payable to
         Gary I. Goldberg in the amount of $250,000(11)

10.35    Warrant dated as of January 16, 1998, from Registrant to Larry L.
         Asche(11)

EXHIBIT
 NUMBER                             DESCRIPTION                                     PAGE
--------                            -----------                                     ----
10.36    Warrant dated as of January 16, 1998, from Registrant to Diane L.
         Asche(11)

10.37    Warrant dated as of January 26, 1998, from Registrant to Diane L.
         Asche(11)

10.38    Warrant dated as of January 20, 1998, from Registrant to Kevin M.
         Clark(11)

10.39    Warrant dated as of January 26, 1998, from Registrant to Richard S.
         Baugh(11)

10.40    Warrant dated as of January 26, 1998, from Registrant to Gary I.
         Goldberg(11)

10.41    Employment Agreement dated as of January 2, 1998 between Specialty
         Transportation Services, Inc. and Gary I. Goldberg(11)

10.42    Loan and Security Agreement between Asche Transfer, Inc., AG Carriers,
         Inc. and American National Bank and Trust Company of Chicago dated June
         23, 1998 (12)

10.43    Secured Guaranty by Asche Transportation Services, Inc. in favor of
         American National Bank and Trust Company of Chicago dated June 23, 1998
         (12)

10.44    ESOP Loan and Security Agreement between Asche Transportation Services,
         Inc. Employees' Stock Ownership Trust and American National Bank and
         Trust Company of Chicago dated June 23, 1998 (12)

10.45    Continuing Unconditional Guaranty by Asche Transportation Services,
         Inc. in favor of American National Bank and Trust Company of Chicago dated June 23, 1998 (12)

10.46    Continuing Unconditional Guaranty by Asche Transfer, Inc. in favor of
         American National Bank and Trust Company of Chicago dated June 23, 1998
         (12)

10.47    Continuing Unconditional Guaranty by AG Carriers, Inc. in favor of
         American National Bank and Trust Company of Chicago dated June 23, 1998
         (12)

10.48    Stock Purchase Agreement dated as of July 23, 1998 among Specialty
         Transportation Services, Inc., Michael Sizemore and Gary I. Goldberg
         (13)

21.1     List of the Subsidiaries of Registrant(1)

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule

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

(10) Incorporated by reference from Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-24576).

(11) Incorporated by reference from Registrant's Report on Form 8-K filed on March 30, 1998 (File No. 0-24576).

(12) Incorporated by reference from Registrant's Report on Form 10-Q for the Quarter ended June 30, 1998 (File No. 0-24576).

(13) Incorporated by reference from Registrant's Report on Form 10-Q for the Quarter ended September 30, 1998 (File No. 0-24576).

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----
Report of Independent Auditors.............................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................F-4

Consolidated Statements of Operations for the Years Ended December 31,
  1998, 1997 and 1996......................................................................F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996.........................................................F-7

Consolidated Statements of Cash Flows for the Years Ended December 31,
  1998, 1997 and 1996......................................................................F-8

Notes to Consolidated Financial Statements.................................................F-9


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Asche Transportation Services, Inc.


We have audited the accompanying consolidated balance sheets of Asche Transportation Services, Inc. (formerly known as Aasche Transportation Services, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 12, 1999, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 16, has obtained the necessary waivers and amendments from its lenders in order for its debts to no longer be in default at and for the year ended December 31, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asche Transportation Services, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Chicago, Illinois
March 12, 1999
except for Notes 4, 5, and 16
 as to which the date is August 10, 1999

                       ASCHE TRANSPORTATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,
                                                                                     1998        1997
                                                                                   --------    --------
Current assets:
    Cash and cash equivalents ..................................................   $  2,761    $   --
    Trade receivables, less allowance for doubtful accounts of $71 .............     15,947       5,449
    Prepaid expenses and other current assets ..................................      3,983       1,631
    Inventory supplies .........................................................      1,964         575
    Prepaid acquisition costs ..................................................       --           485
                                                                                   --------    --------
      Total current assets .....................................................     24,655       8,140

Property and equipment, at cost ................................................     57,053      32,931
    Less accumulated depreciation and amortization .............................    (11,650)    (13,755)
                                                                                   --------    --------
      Net property and equipment ...............................................     45,403      19,176
                                                                                   --------    --------
Excess of cost over net assets acquired, less accumulated amortization of
    $1,177 and $730 ............................................................     14,176       7,340
Debt issuance cost, less accumulated amortization of $280 ......................      1,045        --
Other assets ...................................................................      2,999         851
                                                                                   --------    --------
      TOTAL ASSETS .............................................................   $ 88,278    $ 35,507
                                                                                   ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Cash overdraft .............................................................   $  1,657    $    312
    Accounts payable ...........................................................      3,756         788
    Accrued liabilities ........................................................      3,453       1,234
    Guaranteed obligation of Employee Stock Ownership Plan .....................        155         203
    Lines of credit ............................................................       --         3,817
    Current maturities of long-term debt with unrelated parties ................      4,152       2,752
    Current maturities of long-term debt with related party ....................        995         995
    Current maturities of capital lease obligations with unrelated parties .....      2,090       2,696
    Current maturities of capital lease obligations with related parties .......        151         669
    Subordinated debt, less unamortized debt discount of $107 ..................     11,268        --
                                                                                   --------    --------
      Total current liabilities ................................................     27,677      13,466
    Lines of credit ............................................................     18,660        --
    Long-term debt with unrelated parties, less current maturities .............     16,379       3,745
    Long-term debt with related parties, less current maturities ...............        761       1,550
    Capital lease obligations with unrelated parties, less current maturities ..      5,797       2,787
    Capital lease obligations with related parties, less current maturities ....       --           144
    Minority interest ..........................................................        563        --
    Subordinated debt, less unamortized debt discount of $430 ..................      1,570        --
    Deferred income taxes ......................................................      1,656       1,006
    Accrued warrant accretion ..................................................        786        --
                                                                                   --------    --------
      Total liabilities ........................................................     73,849      22,698

Stockholders' equity
    Common stock, $.0001 par value, 10,000,000 shares authorized,
      4,696,130 and 4,539,735 shares issued and outstanding ....................       --          --
    Additional paid-in capital .................................................     18,077      16,565
    Guarantee of Employee Stock Ownership Plan obligation ......................       (155)       (203)
    Accumulated deficit ........................................................     (3,493)     (3,553)
                                                                                   --------    --------
      Total stockholders' equity ...............................................     14,429      12,809
                                                                                   --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 88,278    $ 35,507
                                                                                   ========    ========

                             See accompanying notes.

                       ASCHE TRANSPORTATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1998            1997           1996
                                                             --------       ----------     ----------
NET REVENUES .............................................   $   113,431    $    65,170    $    77,365
OPERATING EXPENSES:
    Salaries, wages and benefits .........................        42,065         23,403         27,109
    Fuel .................................................        13,581         10,867         13,350
    Purchased transportation .............................        24,180         11,185         10,772
    Supplies and maintenance .............................        12,053          6,317          7,032
    Depreciation and amortization ........................         6,686          5,354          8,547
    Taxes and licenses ...................................         1,754          1,667          2,073
    Insurance ............................................         3,201          2,079          2,838
    Communications and utilities .........................         1,448            821            818
    (Gain) loss on disposition of equipment ..............          (387)          (905)         1,165
    Litigation settlement ................................          --             --              150
    Polar restructuring expense ..........................          --             --              490
    Investment write-off .................................          --             --              100
    Writedown of equipment to net realizable value .......          --             --            1,155
    Severance expense ....................................          --             --               81
    Other ................................................         1,995          1,545          2,298
                                                             -----------    -----------    -----------
      Total operating expenses ...........................       106,576         62,333         77,978
                                                             -----------    -----------    -----------
OPERATING INCOME (LOSS) ..................................         6,855          2,837           (613)
OTHER (EXPENSES) INCOME:
    Interest expense .....................................        (5,066)        (2,128)        (3,464)
    Warrant accretion expense ............................          (786)          --             --
    Amortization of debt issuance cost ...................          (280)          --             --
    Amortization of debt discount ........................          (264)          --             --
    Other ................................................           494             67            136
                                                             -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX
    PROVISION (BENEFIT) AND MINORITY INTEREST EXPENSE ....           953            776         (3,941)
INCOME TAX PROVISION (BENEFIT) ...........................           830            506         (1,321)
                                                             -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST EXPENSE ...........           123            270         (2,620)
    Minority interest expense ............................           (63)          --             --
                                                             -----------    -----------    -----------
NET INCOME (LOSS) ........................................   $        60    $       270    $    (2,620)
                                                             ===========    ===========    ===========
Net income (loss) per common share:
    Basic ................................................   $      0.01    $      0.06    $     (0.67)
                                                             ===========    ===========    ===========
    Diluted ..............................................   $      0.01    $      0.06    $     (0.67)
                                                             ===========    ===========    ===========

Basic weighted average common shares outstanding .........     4,600,926      4,273,842      3,928,596
                                                             ===========    ===========    ===========


                             See accompanying notes.

                       ASCHE TRANSPORTATION SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 GUARANTEE
                                                                                OF EMPLOYEE
                                                                                   STOCK
                                                    COMMON STOCK                  OWNERSHIP
                                                 $.0001 PAR VALUE    ADDITIONAL      PLAN                        TOTAL
                                                -------------------   PAID-IN      ("ESOP")     ACCUMULATED   STOCKHOLDERS'
                                                 SHARES      AMOUNT   CAPITAL     OBLIGATION      DEFICIT         EQUITY
                                                ---------   -------  ---------- -------------   -----------   -------------
Balance at December 31, 1995 .................  3,947,107    $--     $ 14,442     $  (334)       $(1,203)      $12,905
Escrow shares retired in connection with
   litigation settlement .....................    (34,030)    --         --            --             --            --
Exercise of stock options ....................     40,000     --          156          --             --           156
Reduction in Guarantee of ESOP obligation ....       --       --         --            90             --            90
Net loss .....................................       --       --         --            --         (2,620)       (2,620)
                                                ---------    ---     --------     -------        -------       -------

Balance at December 31, 1996 .................  3,953,077     --       14,598        (244)        (3,823)       10,531
Exercise of Series A warrants ................     41,100     --          100          --             --           100
Exercise of stock options ....................      5,000     --           18          --             --            18
Common stock issued in private placement .....    540,558     --        1,849          --             --         1,849
Reduction in Guarantee of ESOP obligation ....       --       --         --            41             --            41
Net income ...................................       --       --         --            --            270           270
                                                ---------    ---     --------     -------        -------       -------

Balance at December 31, 1997 .................  4,539,735     --       16,565        (203)        (3,553)       12,809
Exercise of stock options and warrants .......    106,395     --          461          --             --           461
Asche warrants granted in connection with
   STS acquisition ...........................       --       --          801          --             --           801
Issuance of common stock .....................     50,000     --          250          --             --           250
Reduction in Guarantee of ESOP obligation ....       --       --         --            48             --            48
Net income ...................................       --       --         --            --             60            60
                                                ---------    ---     --------     -------        -------       -------

Balance at December 31, 1998 .................  4,696,130    $--     $ 18,077     $  (155)       $(3,493)      $14,429
                                                =========    ===     ========     =======        =======       =======

                             See accompanying notes.

                       ASCHE TRANSPORTATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             1998        1997        1996
                                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................................   $     60    $    270    $ (2,620)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation .....................................................      6,288       5,072       8,277
      Amortization .....................................................        398         282         270
      Warrant accretion expense ........................................        786        --          --
      Amortization of debt discount ....................................        264        --          --
      Amortization of debt issuance costs ..............................        218        --          --
      Minority interest ................................................         63        --          --
      Writedown of equipment to net realizable value ...................       --          --         1,155
      (Gain)loss on disposition of equipment ...........................       (387)       (905)      1,165
      Deferred income taxes ............................................        466         351      (1,321)
      Changes in other operating items:
        Trade receivables ..............................................    (10,498)      1,233        (228)
        Prepaid expenses, inventory and other assets ...................     (2,355)     (1,094)       (179)
        Accounts payable ...............................................      2,968      (1,511)       (675)
        Accrued liabilities ............................................      2,219      (1,132)        691
                                                                            -------    --------    --------
          Net cash provided by operating activities ....................        490       2,566       6,535
                                                                            -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions:
      Revenue equipment ................................................     (6,667)     (2,273)       (102)
      Building, office equipment and other .............................     (1,669)       (324)       (382)
    Proceeds from the sale of equipment ................................      6,663       8,806       8,615
    Purchase of Specialty Transportation Services, Inc. and
    Dump Truck Services, Inc. ..........................................    (33,975)       --          --
                                                                            -------    --------    --------
          Net cash (used in) provided by investing activities ..........    (35,648)      6,209       8,131
                                                                            -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings of debt with unrelated parties ............     19,385        --           800
    Proceeds from borrowings of subordinated debt ......................     13,375        --          --
    Minority interest ..................................................        500        --          --
    Debt issuance cost .................................................     (1,263)       --          --
    Net borrowings (repayments) on line of credit ......................     14,843      (1,425)      2,383
    Net increase (decrease) in cash overdraft ..........................      1,345         (37)        349
    Principal payments on long-term debt with unrelated parties ........     (5,144)     (4,192)    (12,689)
    Principal payments on long-term debt with related party ............       (996)       (995)       (938)
    Principal payments on capital leases with unrelated parties ........     (4,193)     (3,276)     (4,356)
    Principal payments on capital leases with related parties ..........       (644)       (817)       (874)
    Proceeds from exercise of stock options and warrants ...............        461         118         156
    Proceeds from issuance of common stock .............................        250       1,849        --
                                                                            -------    --------    --------
          Net cash provided by (used in) financing activities ..........     37,919      (8,775)    (15,169)
                                                                            -------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................      2,761        --          (503)
CASH AND CASH EQUIVALENTS:
    Beginning of year ..................................................       --          --           503
                                                                            -------    --------    --------
    End of year ........................................................   $  2,761    $   --      $   --
                                                                            -------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ......................................................   $  4,373    $  2,068    $  3,424
                                                                           ========    ========    ========
    Income taxes paid ..................................................   $    489    $     55    $   --
                                                                           ========    ========    ========


                             See accompanying notes.

                       ASCHE TRANSPORTATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

1.  DESCRIPTION OF THE BUSINESS


         Asche Transportation Services, Inc. (the "Company," formerly known as Aasche Transportation Services, Inc.), through its wholly-owned operating subsidiaries, Asche Transfer, Inc. ("ATI") and AG Carriers, Inc. (collectively, "Temperature-Controlled Segment") is a provider of temperature-controlled, time-sensitive transportation of perishable consumer products, and through its 90% owned operating subsidiary, Specialty Transportation Services, Inc. ("Municipal Solid Waste Segment"), is a provider of municipal solid waste and bulk industrial transport services, throughout the continental United States. The remaining 10% ownership interest is held by American Capital Strategies, Ltd. ("ACS"), a publicly traded investment company.

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

         The acquisition by STS was financed with an $18,000 senior bank credit facility, $13,375 of subordinated debt, $2,125 of which was issued to related parties (primarily directors), $8,000 of which was issued to ACS and $500 of common stock in exchange for a 10% ownership interest in STS to ACS. In connection with the issuance of the subordinated debt, 947,500 warrants to acquire the Company's common stock at prices ranging from $3.49 to $4.63 per share were issued to various investors, including related parties (primarily directors), and warrants to acquire an additional 10% of STS common stock were issued to ACS.

         In addition, if the internal rate of return ("IRR") of the $8,000 subordinated debt investment with ACS is less than 24%, STS is required to issue warrants to ACS to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. ACS's $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date. Subsequent to December 31, 1998, various actions were taken by the Company relating to the $8,000 subordinated debt with ACS. Refer to Note 16.

         STS transports municipal solid and special waste under contracts ranging from five to twenty years with municipalities and large national waste service companies, including Waste Management, Browning-Ferris, Republic Industries and Allied Waste Industries. Under exclusive waste transfer contracts, STS transports solid and special waste from transfer stations to landfill sites owned by either the municipality or a waste services company. Subsequent to the acquisition, STS has expanded its operations to include the transportation of bulk commodities for the scrap recycling, environmental, construction and manufacturing industries.

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

PRO FORMA STATEMENTS OF OPERATIONS DATA (UNAUDITED):


                                                              YEAR ENDED             YEAR ENDED
                                                          -----------------      -----------------
                                                          DECEMBER 31, 1998      DECEMBER 31, 1997
Net revenues ..........................................       $ 116,865              $ 100,445
Operating income ......................................           7,310                  6,736
Income (loss) before income tax provision (benefit) ...             954                   (208)
Net income (loss) .....................................              58                   (315)
Basic and diluted net income (loss) per share .........            0.01                  (0.08)

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include all accounts of the Company and its operating subsidiaries, ATI, AG Carriers, Inc. and STS. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         The Temperature-Controlled Segment recognizes revenue when the freight leaves the terminal. Cost and related expenses are recorded when the related revenue is recognized. Management has concluded that the difference between the Temperature-Controlled Segment's method of recognizing revenue and a prescribed method does not result in a material difference in reported quarterly or annual net income and related per share amounts. The Municipal Solid Waste Segment recognizes revenue when the freight is delivered. Cost and related expenses are recorded when the related revenue is recognized.

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

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


DEBT ISSUANCE COST

         Fees associated with the issuance of debt are amortized using the straight-line method over the life of the related debt.

EXCESS OF COST OVER NET ASSETS ACQUIRED

         The excess of cost over net assets acquired is amortized on a straight-line basis over 30 years with the exception of the September 1994 acquisition of Polar Express, Inc. ("PEI"). The excess of cost over net assets acquired resulting from the September 1994 acquisition of PEI is amortized on a straight line basis over 25 years. The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with this Statement, the excess of cost over net assets acquired associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If this review indicates that the carrying amount will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the excess of cost over net assets acquired will be reduced by the estimated shortfall of cash flows.

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

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

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

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


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


3.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                                    1998                1997
                                                                                 ---------           ---------
Land......................................................................       $   1,329            $    595
Buildings and improvements................................................           3,130               2,032
Motor carrier equipment...................................................          29,178              15,495
Motor carrier equipment under capital leases:
     Unrelated parties....................................................          11,134              10,520
     Related parties......................................................           2,832               2,758
Other equipment, furniture, and fixtures..................................           9,450               1,531
                                                                                  --------            --------
                                                                                    57,053              32,931
Less: Accumulated depreciation and amortization...........................         (11,650)            (13,755)
                                                                                  --------            --------
                                                                                  $ 45,403            $ 19,176
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

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


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


4.  LINES OF CREDIT

         The Company maintains two revolving lines of credit with financial institutions which provide for a maximum funding of $24,000, consisting of $18,000 (Municipal Solid Waste Segment) and $6,000 (Temperature-Controlled Segment) based on a percentage of eligible trade receivables for the Temperature-Controlled Segment and eligible trade receivables and property and equipment not used to collateralize the 8.81% note payable to unrelated parties of $16,714 (refer to Note 5) for the Municipal Solid Waste Segment. At December 31, 1998, the Company had borrowings of $18,660, consisting of $14,113 (Municipal Solid Waste Segment) and $4,547 (Temperature-Controlled Segment) outstanding, with a maximum remaining availability of $804, consisting of $796 (Municipal Solid Waste Segment) and $8 (Temperature-Controlled Segment). The lines bear interest at the prime rate (7.75% at December 31, 1998) on $15,660 and LIBOR (5.28% at December 31, 1998) plus 2.5% on the remaining $3,000. At the time the Company draws against the line of credit, the Company has the option of borrowing at the prime rate, or alternatively LIBOR plus 2.5% for the Temperature-Controlled Segment or LIBOR plus 2.75% for the Municipal Solid Waste Segment. The lines of $18,000 (Municipal Solid Waste Segment) and $6,000 (Temperature-Controlled Segment) are renewable by the Company on December 31, 2000 and April 30, 2000, respectively. It is the Company's intent to maintain these outstanding lines of credit for more than a year. The lines of credit are collateralized by trade receivables for the Temperature-Controlled Segment and eligible trade receivables and property and equipment not used to collateralize the 8.81% note payable to unrelated parties of $16,714 for the Municipal Solid Waste Segment.

         The Company is subject to certain restrictive covenants related to the line of credit, which include maintaining a specified debt service coverage ratio, debt to equity ratio, a specified tangible net worth and a restriction on the payment of dividends and stock redemptions.

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


5.  OTHER LONG-TERM DEBT

         Other Long-term debt at December 31, 1998 and 1997 consists of the following:


                                                                                                     1998          1997
                                                                                                   -------       --------
8.81% note payable to a bank due in quarterly installments of $643 with $6,426
  due on December 31, 2002-secured...........................................................      $16,714       $      --
12.50% subordinated notes payable to ACS, due in monthly installments of $153
  commencing March 1, 2003 through February 1, 2006-secured..................................        5,500              --
15.00% junior subordinated notes payable to ACS, due in monthly installments of $69
  commencing March 1, 2003 through February 1, 2006-secured..................................        2,500              --
14.00% unsecured subordinated notes payable to unrelated parties due July 1, 1999,
  net of unamortized debt discount of $58....................................................        2,042              --
14.00% unsecured subordinated note payable to unrelated party due July 1, 1999,
  net of unamortized debt discount of $27....................................................          973
8.25% unsecured subordinated notes payable to related parties due February 1, 2003, net of
  unamortized debt discount of $430..........................................................        1,070              --
14.00% unsecured subordinated notes payable to related parties due August 1, 1999, net
  of unamortized debt discount of $21........................................................          753              --
6.40% to 9.25% notes payable to unrelated parties, due in various monthly
  installments through the year 2003-secured.................................................        2,779           5,512
8.00% unsecured note payable to a related party, due in quarterly installments of
  $249 through May 16, 2000..................................................................        1,556           2,545
14.00% unsecured subordinated note payable to related party due February 1, 2006.............          200              --
Other........................................................................................        1,038             985
                                                                                                  --------         -------
Total long-term debt.........................................................................       35,125           9,042
Less: current maturities.....................................................................      (16,415)         (3,747)
                                                                                                  --------         -------
Long-term debt, less current maturities......................................................     $ 18,710         $ 5,295
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

                       ASCHE TRANSPORTATION SERVICES, INC.

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


         The principal maturities of other long-term debt reflecting 1999 prepayments referred to in Note 16 as of December 31, 1998, are as follows:

       1999.................................................   $ 16,415
       2000.................................................      3,532
       2001.................................................      2,815
       2002.................................................      9,244
       2003.................................................      1,944
       Thereafter...........................................      1,175
                                                                -------
                                                                $35,125
                                                                =======


6.  COMMITMENTS

         At December 31, 1998 the Company was obligated for future rentals under capital and operating leases, as follows:


                                                                             CAPITAL LEASES   CAPITAL LEASES
                                                                             WITH UNRELATED    WITH RELATED      OPERATING
                                                                                 PARTIES          PARTIES          LEASES
                                                                             --------------    ------------      ---------
1999....................................................................         $2,211              $162         $10,598
2000....................................................................          1,862                --          12,081
2001....................................................................          1,192                --          11,457
2002....................................................................          1,172                --           5,457
2003....................................................................          1,984                --           4,913
Thereafter..............................................................            233                --           5,673
                                                                                 ------              ----         -------
                                                                                  8,654               162         $50,179
Amounts representing interest...........................................           (767)              (11)        =======
                                                                                 ------              ----
Present value of minimum lease payments, including current
  portion of $2,090 and $151 respectively...............................         $7,887              $151
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

                      ASCHE TRANSPORTATION SERVICES, INC.

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


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

STOCK OPTIONS

         In June 1996, the Company merged all of its stock option plans, with the exception of the two plans in accordance with the separation agreements described below, into one all inclusive plan, the Asche Transportation Services, Inc. Stock Option Plan. All matters relating to eligibility for options and the number of options to which such individuals may be entitled based upon events occurring prior to the adoption of this plan will be determined in accordance with the applicable provisions of the prior plans.

         The following table summarizes the activities under the Company's Stock Option Plan and options granted in accordance with employment and stock option agreements for the three years ended December 31, 1998:

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


                                                                                             OPTIONS OUTSTANDING
                                                                  OPTIONS             -------------------------------
                                                               AVAILABLE FOR                         WEIGHTED-AVERAGE
                                                                   GRANT                SHARES        EXERCISE PRICE
                                                               -------------          ----------     ----------------
Balance December 31, 1995.............................             109,918               423,582          $6.97
     Increase in shares reserved......................             200,000                    --
     Options granted..................................            (260,000)              260,000          $3.85
     Options canceled.................................             245,797              (245,797)         $6.56
     Options exercised................................                  --               (40,000)         $3.89
                                                                 ---------             ---------
Balance December 31, 1996.............................             295,715               397,785          $5.33
     Options granted..................................             (35,000)               35,000          $4.64
     Options canceled.................................              25,585               (25,585)         $7.37
     Options exercised................................                  --                (5,000)         $3.75
                                                                 ---------             ---------
Balance December 31, 1997.............................             286,300               402,200          $5.37
     Increase in shares reserved......................           1,085,000                    --
     Options granted..................................          (1,178,000)            1,178,000          $4.19
     Options canceled.................................               1,200                (1,200)         $7.00
     Options exercised................................                  --                (5,000)         $5.75
                                                                 ---------             ---------
Balance December 31, 1998.............................             194,500             1,574,000          $4.46
                                                                 =========             =========



                              OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
---------------------------------------------------------------------------------      --------------------------------
                                          WEIGHTED-AVERAGE
                                         REMAINING CONTRACT      WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
EXERCISE PRICE RANGE       SHARES               LIFE              EXERCISE PRICE         SHARES         EXERCISE PRICE
--------------------     ---------       ------------------      ----------------      ----------      ----------------
    $3.66 - $5.19        1,428,000              8.89                   $4.09              797,000            $4.03
    $5.75 - $8.38           38,000              7.29                   $7.44               38,000            $7.44
   $8.75 - $10.94          108,000              5.93                   $9.52              108,000            $9.52
                         ---------                                                        -------
                         1,574,000                                                        943,000
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

         In accordance with a separation agreement entered into between a former consultant of the Company and the Company in July 1996, options to purchase 50,000 shares of the Company's common

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


stock at an exercise price per share of $3.31 were granted In March 1998, all 50,000 options were exercised.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                         1998        1997         1996
                                                                       -------      ------     ---------
Net income (loss)....................................................  $  (779)     $  143     $(3,010)
Basic net income (loss) per common share.............................    (0.17)       0.04       (0.77)
Diluted net income (loss) per common share...........................    (0.15)       0.04       (0.77)


EMPLOYEE STOCK OWNERSHIP PLAN

         In October 1994, the Company amended and restated the 401(k) Plan to include as a part of the 401(k) Plan an Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees of the Company. Company matching contributions and any dividends received may be used by the ESOP to purchase common stock for the account of the participants. The Company may also make discretionary contributions to the ESOP for the purchase of common stock. In December 1994, the ESOP borrowed $621 from a bank to purchase 75,000 shares of common stock from the stockholders. These shares are held in escrow and are released by the tender to participants' accounts in the ESOP as the loan is repaid. The loan obligation of the ESOP, which bears interest at prime, is guaranteed by the Company and is considered unearned employee benefit expense. The Company's guarantee of the ESOP loan has been recorded as a reduction of stockholders' equity in the accompanying balance sheet at December 31, 1998 and 1997. The Company made no contributions to the ESOP in 1998, 1997 or 1996.

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


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

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


Company's common stock such that all of the shares issued have a total value of $1,254. In the event the additional shares are required to be issued, management believes this will not have a material adverse impact on the financial position or operations of the Company.

                       ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


9.  INCOME TAXES

         Details of the provision (benefit) for income taxes are as follows:


                                                                                      YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             1998                 1997           1996
                                                                          ----------           --------      ----------
Current:
     Federal.....................................................         $      321           $  1,883      $      --
     State.......................................................                 43                251             --
     Utilization of carryforwards................................                 --             (1,979)            --
                                                                          ----------           --------        -------
Total current....................................................                364                155             --
Deferred:
     Federal.....................................................                412                310         (1,156)
     State.......................................................                 54                 41           (165)
                                                                          ----------           --------        -------
Total deferred...................................................                466                351         (1,321)
                                                                          ----------           --------        -------
                                                                          $      830           $    506        $(1,321)
                                                                          ==========           ========        =======


         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rates to income before income taxes due primarily to:


                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                          1998          1997          1996
                                                                       ----------    --------     ----------
Income tax at statutory federal rate...............................      $   324     $    263       $(1,340)
Effect of:
     Warrant accretion expense.....................................          303           --            --
     Amortization of debt discount.................................          102           --            --
     State income taxes, net of federal benefit....................           26           37          (192)
     Other, net....................................................           75          206           211
                                                                         -------     --------       -------
                                                                         $   830     $    506       $(1,321)
                                                                         =======     ========       =======


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

                      ASCHE TRANSPORTATION SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


         Temporary differences which result in deferred tax assets (liabilities) are as follows:


                                                                DECEMBER 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
Deferred tax assets:
  Allowance for doubtful accounts and driver advances ....   $    27    $    27
  Accrued expenses .......................................       182          8
  Net operating loss carryforwards .......................     1,672        687
  Alternative minimum tax credits ........................       423        423
  Other ..................................................       151       --
                                                             -------    -------
                                                               2,455      1,145
Deferred tax liabilities:
  Basis of intangible assets .............................      (439)      (227)
  Basis of revenue equipment .............................    (2,238)    (1,411)
  Basis of capitalized leases ............................    (1,225)      (390)
  Revenue taxed on in transit shipments ..................      --          (15)
  Other ..................................................      --          (83)
                                                             -------    -------
                                                              (3,902)    (2,126)
                                                             -------    -------
Net deferred tax liability ...............................   $(1,447)   $  (981)
                                                             =======    =======


10.  RELATED PARTY TRANSACTIONS

         The Company currently leases certain of its revenue equipment from related parties. Payments to related parties on capital lease obligations in 1998, 1997 and 1996 were $644, $817 and $874, respectively.


11.  EMPLOYEE BENEFIT PLANS

         Each of the Company's subsidiaries and divisions had its own profit-sharing and 401(k) plans covering substantially all full-time employees. In January 1999, all subsidiary and division plans were merged into one Company plan. Company contributions to the plan were $347, $104 and $97 for the years ended 1998, 1997 and 1996, respectively.

         STS participates in several multi-employer, union-sponsored health and welfare and defined contribution pension plans. Contributions to such plans amounted to $601 in 1998.

                      ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


12.  LITIGATION SETTLEMENT

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


13.  RESTRUCTURING

         The Company recorded a non-recurring one-time restructuring charge of $490, or $0.08 net loss per common share, in June 1996 related to severance payments to approximately 30 terminated employees of Polar.


14.  SEGMENT INFORMATION

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

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

         The Company evaluates performance and allocates resources based on net profit and loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Municipal Solid Waste Segment financial data includes Company subordinated debt of $5,375, less unamortized debt discount of $537 issued by the Company and related debt issuance cost of $210, less accumulated amortization of $74 in connection with the acquisition of the Waste Transport Business. The related interest expense of $611, amortization of debt issuance cost of $74 and amortization of debt discount of $264 are also included in the Municipal Solid Waste Segment.

                      ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

         The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

YEAR ENDED DECEMBER 31, 1998:

                                                             MUNICIPAL
                                              TEMPERATURE-     SOLID
                                               CONTROLLED      WASTE     TOTALS
                                              ------------   ---------  ---------
Net revenues ...............................   $ 60,762      $ 52,669    $113,431
Depreciation and amortization ..............      3,972         2,714       6,686
Operating income ...........................      3,871         4,232       8,103
Interest expense ...........................      1,353         3,654       5,007
Income tax provision .......................      1,157           176       1,333
Segment profit (loss) ......................      1,740          (877)        863
Other significant noncash items:
     Warrant accretion expense .............       --             786         786
     Amortization of debt issuance cost ....       --             280         280
     Amortization of debt discount .........       --             264         264
     Minority interest expense .............       --              63          63
Segment assets .............................     30,890        57,284      88,174
Expenditures for long-lived assets .........      5,052         1,622       6,674


OPERATING INCOME


Total operating income for reportable segments ....   $  8,103
Parent company operating loss .....................     (1,248)
                                                      --------
     Total consolidated operating income ..........   $  6,855
                                                      ========

SEGMENT PROFIT (LOSS)

Total profit for reportable segments ..............   $    863
Parent company loss ...............................       (803)
                                                      --------
     The consolidated profit ......................   $     60
                                                      ========

ASSETS

Total assets for reportable segments ..............   $ 88,174
Parent company assets .............................        104
                                                      --------
     Total consolidated assets ....................   $ 88,278
                                                      ========

                      ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


OTHER SIGNIFICANT ITEMS

                                                SEGMENT TOTALS      ADJUSTMENTS     CONSOLIDATED TOTALS
                                                --------------      -----------     -------------------
Interest expense...........................     $    5,007          $     59           $   5,066
Income tax provision (benefit).............          1,333              (503)                830


15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.


                                                                                     THREE MONTHS ENDED
                                                                 --------------------------------------------------------
                                                                   MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                                 -----------     -------      ------------    -----------
1998
Net revenues................................................        $22,170         $29,129          $29,462       $32,670
Operating income............................................          1,649           1,768            1,902         1,536
Net income (loss)...........................................            286             (52)               8          (182)
Net income (loss) per common share..........................        $  0.06         $ (0.01)         $  0.00       $ (0.04)


                                                                                     THREE MONTHS ENDED
                                                                 --------------------------------------------------------
                                                                   MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                                 -----------     -------      ------------    -----------
1997(1)
Net revenues................................................        $17,313      $16,799       $15,658           $15,400
Operating income............................................            686        1,034           541               576
Net income..................................................             36          161             3                70
Net income per common share.................................        $  0.01      $  0.04       $  0.00           $  0.02


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

16.  SUBSEQUENT EVENTS

         The Company was not in compliance with certain loan covenants during the year ended December 31, 1998 and as of April 15, 1999 had not obtained necessary waivers and amendments from its lenders.

         The Company's management has actively pursued various financing and equity related transactions subsequent to the filing of its Form 10-K on April 15, 1999. As a result of various actions taken by the Company, the Company has been successful in obtaining all the necessary waivers and amendments by August 10, 1999 from its lenders in order for the debt to no longer be considered in default at and for the year ended December 31, 1998. Additionally, management believes that the Company's financial performance for 1999 and planned activities, will enable the Company to comply with its amended loan covenant requirements during 1999.

                      ASCHE TRANSPORTATION SERVICES, INC.

                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)


         On January 29, 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $675 of subordinated debt bearing 14% interest for 135,000 shares of the Company's common stock.

         On March 12, 1999, an unrelated individual exchanged $1,150 of subordinated debt bearing 14% interest for 230,000 shares of the Company's common stock. In addition, $189 of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock and 75,000 warrants to purchase the Company's common stock at $5 per share were also issued to this individual. In connection with the issuance of the warrants to purchase the Company's common stock, the Company will record a non-recurring, non-cash, one-time extraordinary loss of $101 in the first quarter of 1999.

         In June 1999, STS modified a long-term contract with the Metropolitan Service District of Portland ("Metro"). Under the terms of the modification, STS will give Metro a rate reduction of one dollar per ton to transport municipal solid waste. In exchange of the rate reduction, Metro agreed to prepay $6,592 of monthly fixed payments provided for in the original contract. In addition, Metro agreed to return $2,500 of cash to STS that was held by Metro to secure STS's performance under their contract. STS hauls approximately 650 tons of municipal solid waste per year under this contract.

         In June 1999, STS prepaid $7,500 of subordinated debt with ACS. In conjunction with the prepayment, STS and ACS entered into an agreement, whereby STS agreed to a floor on ACS's common stock investment in STS of an internal rate of return of 24% to ACS in exchange for STS's right to call ACS's common stock investment in STS after the final payment of the remaining $500 of subordinated debt with ACS.

         In July 1999, the Company completed a private placement of the Company's common stock to an individual investor. The Company raised $3,000 in exchange for 750,000 shares of the Company's common stock.

         In July 1999, the Company paid off $1,050 of subordinated debt bearing 14% interest.

         In July 1999, certain unrelated individuals exchanged $400 of subordinated debt bearing 14% interest for 88,894 shares of the Company's common stock. Additionally, $86 of accrued interest owed to these individuals was exchanged for an additional 19,096 shares of the Company's common stock.

         In August 1999, the Company paid off $350 of subordinated debt bearing 14% interest.