Form 10-Q
period 1999-06-30
ASCHE TRANSPORTATION SERVICES INC
filed 1999-08-11
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from                  to
                                           ----------------    -----------------

                         COMMISSION FILE NUMBER 0-24576
                                                --------

                       ASCHE TRANSPORTATION SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                                36-3964954
---------------------------------                            -------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,956,920 SHARES OF PAR VALUE $.0001 COMMON STOCK

                   PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ASCHE TRANSPORTATION SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    JUNE 30,
                                                                                      1999          DECEMBER 31,
                                                                                   (UNAUDITED)          1998
                                                                                  -------------    -------------
ASSETS
   Current assets:
      Cash and cash equivalents                                                      $    786          $  2,761
      Trade receivables, net                                                           19,969            15,947
      Prepaid expenses and other current assets                                         6,604             5,947
                                                                                     --------          --------

            Total current assets                                                       27,359            24,655

   Property and equipment, at cost                                                     60,077            57,053
      Less accumulated depreciation and amortization                                  (14,568)          (11,650)
                                                                                     --------          --------
         Net property and equipment                                                    45,509            45,403
                                                                                     --------          --------

   Excess of cost over net assets acquired, net                                        13,870            14,176
   Debt issuance cost, net                                                                596             1,045
   Other assets                                                                           292             2,999
                                                                                     --------          --------

                  TOTAL ASSETS                                                       $ 87,626          $ 88,278
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Cash overdraft                                                                 $  1,437          $  1,657
      Accounts payable                                                                  2,952             3,756
      Accrued liabilities                                                                 905             3,453
      Guaranteed obligation of Employee Stock Ownership Plan                              155               155
      Line of credit                                                                    5,790                --
      Current maturities of long-term debt with unrelated parties                       3,897             4,152
      Current maturities of long-term debt with related party                              --               995
      Current maturities of capital lease obligations with unrelated parties            2,248             2,090
      Current maturities of capital lease obligations with related parties.                33               151
      Subordinated debt, less unamortized debt discount of $9 and $107                  2,261            11,268
                                                                                     --------          --------

            Total current liabilities                                                  19,678            27,677

   Lines of credit                                                                     18,636            18,660
   Long-term debt with unrelated parties, less current maturities                      16,593            16,379
   Long-term debt with related party, less current maturities                           1,319               761
   Capital lease obligations with unrelated parties, less current maturities            4,894             5,797
   Deferred revenue                                                                     6,540                --
   Minority interest                                                                      683               563
   Subordinated debt, less unamortized debt discount of $387 and $430                   1,613             1,570
   Deferred income taxes                                                                1,656             1,656
   Accrued warrant accretion                                                            1,309               786
                                                                                     --------          --------

            Total liabilities                                                          72,921            73,849

   Stockholders' equity:
      Common stock, $.0001 par value, 10,000,000 shares authorized,
         5,098,930 and 4,696,130 shares issued and outstanding                              1                --
      Additional paid-in capital                                                       20,144            18,077
      Guarantee of Employee Stock Ownership Plan obligation                              (155)             (155)
      Accumulated deficit                                                              (5,285)           (3,493)
                                                                                     --------          --------

            Total stockholders' equity                                                 14,705            14,429
                                                                                     --------          --------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 87,626          $ 88,278
                                                                                     ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ASCHE TRANSPORTATION SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share and share data)
                                 (Unaudited)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                      ----------------------------    ----------------------------
                                                                          1999             1998              1999            1998
                                                                          ----             ----              ----            ----
NET REVENUES                                                         $    38,823      $    29,129      $    71,578      $    51,299

OPERATING EXPENSES:
   Salaries, wages and benefits                                           15,013           10,774           27,981           18,906
   Fuel                                                                    4,689            3,516            8,583            6,416
   Purchased transportation                                                8,250            6,338           15,999           10,558
   Supplies and maintenance                                                4,503            3,315            8,243            5,166
   Depreciation and amortization                                           1,711            1,852            3,207            3,509
   Taxes and licenses                                                        610              397            1,189              798
   Insurance                                                               1,239              697            2,277            1,375
   Communications and utilities                                              477              327              887              622
   Gain on disposition of equipment                                          (40)             (22)             (82)             (48)
   Other                                                                     778              167            1,358              580
                                                                     -----------      -----------      -----------      -----------
            Total operating expenses                                      37,230           27,361           69,642           47,882
                                                                     -----------      -----------      -----------      -----------

OPERATING INCOME                                                           1,593            1,768            1,936            3,417

OTHER (EXPENSES) INCOME:
   Interest expense                                                       (1,510)          (1,387)          (2,966)          (2,225)
   Warrant accretion expense                                                (262)            (214)            (523)            (357)
   Debt issuance cost                                                        (53)             (76)            (151)            (127)
   Amortization of debt discount                                             (63)             (72)            (160)            (120)
   Minority interest expense                                                (103)             (17)            (120)             (29)
   Other                                                                     133              127              332              184
                                                                     -----------      -----------      -----------      -----------

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION),
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                        (265)             129           (1,652)             743
INCOME TAX BENEFIT (PROVISION)                                               (46)            (181)             366             (509)
                                                                     -----------      -----------      -----------      -----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   (311)             (52)          (1,286)             234
      Loss on extinguishment of debt, net of tax benefit of $142            (228)              --             (329)              --
                                                                     -----------      -----------      -----------      -----------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                        (539)             (52)          (1,615)             234
      Cumulative effect of change in accounting for
         start-up costs, net of tax benefit of $111                           --               --             (177)              --
                                                                     -----------      -----------      -----------      -----------

NET (LOSS) INCOME                                                    $      (539)     $       (52)     $    (1,792)     $       234
                                                                     ===========      ===========      ===========      ===========

BASIC AND DILUTED NET (LOSS) INCOME PER
   COMMON SHARE:
      (Loss) income before extraordinary item and
         cumulative effect of accounting change                      $     (0.06)     $     (0.01)     $     (0.25)     $      0.05
      Extraordinary item                                                   (0.05)              --            (0.07)              --
      Cumulative effect of accounting change                                  --               --            (0.04)              --
                                                                     -----------      -----------      -----------      -----------

      Net (loss) income                                              $     (0.11)     $     (0.01)     $     (0.36)     $      0.05
                                                                     ===========      ===========      ===========      ===========

Weighted average common shares outstanding                             5,098,930        4,612,930        4,974,477        4,556,575
                                                                     ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       ASCHE TRANSPORTATION SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)


                                                                          GUARANTEE OF
                                                                            EMPLOYEE
                                      COMMON STOCK          ADDITIONAL       STOCK                         TOTAL
                                    $.0001 PAR VALUE          PAID-IN      OWNERSHIP     ACCUMULATED    STOCKHOLDERS'
                                  SHARES        AMOUNT        CAPITAL        PLAN          DEFICIT        EQUITY
                                 ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1998     4,696,130     $      --     $  18,077     $    (155)     $  (3,493)     $  14,429
Issuance of common stock           402,800             1         2,067            --             --          2,068
Net loss                                --            --            --            --         (1,792)        (1,792)
                                 ---------     ---------     ---------     ---------      ---------      ---------
Balance at June 30, 1999         5,098,930     $       1     $  20,144     $    (155)     $  (5,285)     $  14,705
                                 =========     =========     =========     =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                       ASCHE TRANSPORTATION SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 --------------------
                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) Income                                             $ (1,792)   $    234
   Adjustments to reconcile net (loss) income
         to net cash used in operating activities:
      Depreciation and amortization                                 3,207       3,509
      Gain on disposition of equipment                                (82)        (48)
      Warrant accretion expense                                       523         357
      Amortization of debt discount                                   160         120
      Amortization of debt issuance costs                             521         127
      Minority interest                                               120          29
      Changes in other operating items:
         Trade receivables                                         (4,022)     (7,681)
         Prepaid expenses and other assets                          2,050      (2,413)
         Accounts payable                                            (804)      1,784
         Accrued liabilities                                       (2,548)      1,199
                                                                 --------    --------
            Net cash used in operating activities                  (2,667)     (2,783)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions:
      Revenue equipment                                            (2,685)     (3,283)
      Building, office equipment and other                           (540)       (153)
   Proceeds from the sale of equipment                                300       5,927
   Purchase of Specialty Transportation Services, Inc.                 --     (31,564)
                                                                 --------    --------
         Net cash used in investing activities                     (2,925)    (29,073)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings of debt with unrelated parties          1,374      18,042
   Proceeds from borrowings of subordinated debt                       --      13,375
   Minority interest                                                   --         500
   Debt issuance costs                                                (72)     (1,175)
   Net borrowings on lines of credit                                5,766       5,815
   Net increase (decrease) in cash overdraft                         (220)        136
   Principal payments on subordinated debt                         (9,124)         --
   Principal payments on long-term debt with unrelated parties     (1,852)     (3,318)
   Principal payments on long-term debt with related party             --        (498)
   Principal payments on capital leases with unrelated parties       (745)     (1,046)
   Principal payments on capital leases with related parties         (118)       (367)
   Deferred revenue                                                 6,540          --
   Proceeds from exercise of options and warrants                   2,068         392
                                                                 --------    --------
         Net cash provided by financing activities                  3,617      31,856
                                                                 --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS:                             (1,975)         --

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              2,761          --
                                                                 --------    --------
   End of period                                                 $    786    $     --
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $  3,261    $  2,257
                                                                 ========    ========
   Income taxes paid                                             $     18    $    313
                                                                 ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                       ASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                 (in thousands, except per share and share data)
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

In May 1999, the Company changed its name from Aasche Transportation Services, Inc. to Asche Transportation Services, Inc.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented have been reflected and are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1998, 1997, and 1996, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Forms 10-K and 10-K/A. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 3 - ACQUISITION OF THE MUNICIPAL SOLID WASTE HAULING DIVISION OF JACK GRAY TRANSPORT, INC.

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

In addition, if the internal rate of return ("IRR") of the $8,000 subordinated debt investment with ACS is less than 24%, STS is required to issue warrants to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. ACS's $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date. Subsequent to December 31, 1998, actions were taken by the Company relating to the $8,000 of subordinated debt with ACS. Refer to Note 9.

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

STS is operated as a stand-alone business unit separate from the Company's existing temperature-controlled operations.

The following unaudited pro forma statement of operations data is based on certain amounts derived from the unaudited statement of operations of the Waste Transport Business for the six months ended June 30, 1998, and assumes that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1998. The pro forma data is not necessarily indicative of the results of operations, which would have occurred had the acquisition taken place on January 1, 1998, or of future results of the consolidated operations of STS and the Company.



Net revenues                                       $54,733
Net loss                                               232
Basic and diluted net loss per share                  0.06



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

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

The Company evaluates performance and allocates resources on net profit and loss from operations. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $3,770 at June 30, 1999 ($5,375 at June 30, 1998), less unamortized debt discount of $396 at June 30, 1999 ($537 at June 30,
1998) issued by the parent company and related debt issuance costs of $210, less accumulated amortization of $210 at June 30, 1999 ($62 at June 30, 1998) in connection with the acquisition of the Waste Transport Business. The related interest expense of $256 for the six month period ended June 30, 1999 ($278 for the six month period ended June 30, 1998), amortization of debt issuance costs of $74 for the six month period ended June 30, 1999 ($62 for the six month period ended June 30, 1998) and amortization of debt discount of $151 for the six month period ended June 30, 1999 ($44 for the six month period ended June 30, 1998) are also included in the Municipal Solid Waste Segment.


FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

                                                                     TEMPERATURE-      MUNICIPAL
SIX MONTH PERIOD ENDED JUNE 30, 1999:                                CONTROLLED      SOLID WASTE        TOTALS
---------------------------------------------------------------------------------------------------------------
Net revenues                                                           $ 31,218      $ 40,360         $ 71,578
Depreciation and amortization                                             1,537         1,670            3,207
Operating income                                                          1,439         1,266            2,705
Interest expense                                                            646         2,291            2,937
Income tax benefit (provision)                                             (379)          438               59
Segment profit (loss) before extraordinary item and
   cumulative effect of accounting change                                   607        (1,402)            (795)
Cumulation effect of accounting change                                        -          (177)            (177)
Segment profit (loss)                                                       607        (1,807)          (1,200)
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                  -           523              523
   Amortization of debt issuance costs                                        -           151              151
   Amortization of debt discount                                              -           160              160
   Other                                                                      -           120              120
Segment assets                                                           38,081        49,521           87,602
Expenditures for long-lived assets                                        2,651           574            3,225

OPERATING INCOME

Total operating income for reportable segments                                                         $ 2,705
Parent company operating loss                                                                             (769)
                                                                                                       ========
   Total consolidated operating income                                                                 $ 1,936
                                                                                                       ========

SEGMENT LOSS

Total loss for reportable segments                                                                    $ (1,200)
Parent company loss                                                                                       (592)
                                                                                                      =========
   Total consolidated loss                                                                            $ (1,792)
                                                                                                      =========

ASSETS

Total assets for reportable segments                                                                  $ 87,602
Parent company assets                                                                                       24
                                                                                                      =========
   Total consolidated assets                                                                          $ 87,626
                                                                                                      =========


OTHER SIGNIFICANT ITEMS

                                                                        PARENT
                                                                        SEGMENT        COMPANY        CONSOLIDATED
                                                                        TOTALS       ADJUSTMENTS        TOTALS
                                                                      --------------------------------------------
Interest expense                                                       $ 2,937       $     29         $  2,966
Income tax benefit                                                          59            307              366



                                                                       TEMPERATURE-       MUNICIPAL
SIX MONTH PERIOD ENDED JUNE 30, 1998:                                   CONTROLLED       SOLID WASTE              TOTALS
---------------------------------------------------------------  ---------------------------------------------------------

Net revenues                                                           $ 31,308            $ 19,991              $ 51,299
Depreciation and amortization                                             2,293               1,216                 3,509
Operating income                                                          2,188               1,802                 3,990
Interest expense                                                            684               1,514                 2,198
Income tax provision                                                        652                  88                   740
Segment profit (loss)                                                       988                (385)                  603
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                  -                 357                   357
   Amortization of debt issuance costs                                        -                 127                   127
   Amortization of debt discount                                              -                 120                   120
   Other                                                                      -                  29                    29
Segment assets                                                           38,651              38,724                77,375
Expenditures for long-lived assets                                        3,354                  82                 3,436

OPERATING INCOME

Total operating income for reportable segments                                                                   $  3,990
Parent company operating loss                                                                                        (573)
                                                                                                                 =========
   Total consolidated operating income                                                                           $  3,417
                                                                                                                 =========

SEGMENT PROFIT (LOSS)

Total profit for reportable segments                                                                             $    603
Parent company loss                                                                                                  (369)
                                                                                                                 ========
   Total consolidated profit                                                                                     $    234
                                                                                                                 ========

ASSETS

Total assets for reportable segments                                                                             $ 77,375
Parent company assets                                                                                                 169
                                                                                                                 ========
   Total consolidated assets                                                                                     $ 77,544
                                                                                                                 ========



OTHER SIGNIFICANT ITEMS

                                                                                             PARENT
                                                                         SEGMENT             COMPANY             CONSOLIDATED
                                                                         TOTALS            ADJUSTMENTS              TOTALS
                                                                       -----------         -----------            -----------

Interest expense                                                        $ 2,198                $ 27               $ 2,225
Income tax provision (benefit)                                              740                (231)                  509

                                                                       TEMPERATURE-      MUNICIPAL
THREE MONTH PERIOD ENDED JUNE 30, 1999:                                CONTROLLED       SOLID WASTE       TOTALS
-----------------------------------------------------------------------------------------------------------------
Net revenues                                                           $ 16,672         $ 22,151        $ 38,823
Depreciation and amortization                                               770              941           1,711
Operating income                                                          1,062              969           2,031
Interest expense                                                            341            1,155           1,496
Income tax benefit (provision)                                             (311)              90            (221)
Segment profit (loss) before extraordinary item and
   cumulative effect of accounting change                                   499             (532)            (33)
Loss on extinguishment of debt                                               --             (228)           (228)
Segment profit (loss)                                                       499             (760)           (261)
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                 --              261             261
   Amortization of debt issuance costs                                       --               53              53
   Amortization of debt discount                                             --               63              63
   Other                                                                     --              103             103
Segment assets                                                           38,081           49,521          87,602
Expenditures for long-lived assets                                          659               --             659

OPERATING INCOME

Total operating income for reportable segments                                                           $ 2,031
Parent company operating loss                                                                               (438)
                                                                                                         ========
   Total consolidated operating income                                                                   $ 1,593
                                                                                                         ========

SEGMENT LOSS

Total loss for reportable segments                                                                        $ (261)
Parent company loss                                                                                         (278)
                                                                                                          =======
   Total consolidated loss                                                                                $ (539)
                                                                                                          =======

ASSETS

Total assets for reportable segments                                                                    $ 87,602
Parent company assets                                                                                         24
                                                                                                        =========
   Total consolidated assets                                                                            $ 87,626
                                                                                                        =========

OTHER SIGNIFICANT ITEMS

                                                                                           PARENT
                                                                         SEGMENT          COMPANY       CONSOLIDATED
                                                                         TOTALS         ADJUSTMENTS        TOTALS
--------------------------------------------------------------------------------------------------------------------
Interest expense                                                        $ 1,496             $ 14         $ 1,510
Income tax benefit (provision)                                             (221)             175             (46)


                                                                       TEMPERATURE-              MUNICIPAL
THREE MONTH PERIOD ENDED JUNE 30, 1998:                                 CONTROLLED              SOLID WASTE           TOTALS
-----------------------------------------------------         ----------------------------------------------------------------------
Net revenues                                                             $ 16,006                 $ 13,123            $ 29,129
Depreciation and amortization                                               1,130                      722               1,852
Operating income                                                            1,199                      892               2,091
Interest expense                                                              389                      984               1,373
Income tax provision (benefit)                                                353                      (42)                311
Segment profit (loss)                                                         538                     (382)                156
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                    -                      214                 214
   Amortization of debt issuance costs                                          -                       76                  76
   Amortization of debt discount                                                -                       72                  72
   Other                                                                        -                       17                  17
Segment assets                                                             38,651                   38,724              77,375
Expenditures for long-lived assets                                            266                       82                 348

OPERATING INCOME

Total operating income for reportable segments                                                                         $ 2,091
Parent company operating loss                                                                                             (323)
                                                                                                                       -------
   Total consolidated operating income                                                                                 $ 1,768
                                                                                                                       ========

SEGMENT PROFIT (LOSS)

Total profit for reportable segments                                                                                     $ 156
Parent company loss                                                                                                       (208)
                                                                                                                         ------
   Total consolidated profit                                                                                             $ (52)
                                                                                                                         ======

ASSETS

Total assets for reportable segments                                                                                  $ 77,375
Parent company assets                                                                                                      169
                                                                                                                      ---------
   Total consolidated assets                                                                                          $ 77,544
                                                                                                                      =========

OTHER SIGNIFICANT ITEMS

                                                                                                 PARENT
                                                                         SEGMENT                COMPANY        CONSOLIDATED
                                                                          TOTALS               ADJUSTMENTS        TOTALS
                                                                     -------------           -------------   ----------------
Interest expense                                                         $  1,373                 $     14        $  1,387
Income tax provision (benefit)                                                311                     (130)            181

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


NOTE 6 - MODIFICATION OF LONG-TERM CONTRACT AND PREPAYMENT OF SUBORDINATED DEBT

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

NOTE 7 - COMMON SHARE DATA

Basic income per share is computed using the weighted-average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive. Diluted weighted-average shares outstanding for the six months ended June 30, 1998 in connection with options and warrants amount to 564,295 shares.


NOTE 8 - RECENT ACCOUNTING STANDARDS

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


NOTE 9 - SUBSEQUENT EVENTS

The Company was not in compliance with certain loan covenants during the year ended December 31, 1998 and as of April 15, 1999 had not obtained necessary waivers and amendments from its lenders.

The Company's management has actively pursued various financing and equity related transactions subsequent to the filing of its Form 10-K on April 15, 1999. As a result of the various actions taken by the Company, the Company has been successful in obtaining all the necessary waivers and amendments by August 10, 1999 from its lenders in order for the debt to no longer be considered in default at and for the year ended December 31, 1998.

Additionally, management believes that the Company's financial performance for 1999 and planned activities will enable the Company to comply with its amended loan covenant requirements during 1999.

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

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a newly formed subsidiary of the Company. The STS acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of operations includes the results of STS from the date it was acquired. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the six months ended June 30, 1999 include STS and the results from operations for the six months ended June 30, 1998 only includes STS since the date it was acquired.


RESULTS OF OPERATIONS


COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1999 WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1998.

Net revenues increased $20.3 million, or 39.5%, to $71.6 million in 1999, from $51.3 million in 1998, largely due to the STS Acquisition. During the first half of 1999, the Company increased its revenue producing power units by 139 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues decreased by $0.1 million, or 0.3%.

Net revenues on a pro forma basis (assuming the STS Acquisition had occurred on January 1, 1998) increased $16.9 million, or 30.8% to $71.6 million for 1999 due to increased volume from existing customers and the addition of new customers in 1999.

Total miles increased 12.7 million, or 32.2%, to 52.2 million in 1999 from 39.5 million in 1998, largely due to the STS Acquisition. Average miles per tractor decreased 10.8% to 48,922 miles in 1999 from 54,839 miles in 1998. Average revenue per tractor decreased 5.8% to $67,021 in 1999 from $71,179 in 1998. The decreases in average miles per tractor and average revenue per tractor are primarily attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles decreased by 0.1 million, or 0.3%. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators in its Temperature-Controlled Segment, which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 4.0%, to 97.3% in 1999 from 93.3% in 1998. The increase in the operating ratio is largely due to the STS Acquisition and a shortage of drivers at Asche Transfer, Inc., which resulted in poor operating results in January 1999. Without giving effect to the STS Acquisition, the Company's operating ratio increased 3.1%, to 97.9% in 1999 from 94.8% in 1998. Total operating expenses increased $21.8 million, or 45.4%, to $69.6 million in 1999, compared to $47.9 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses increased by $0.9 million, or 2.9%.

Operating expenses on a pro forma basis increased $18.8 million, or 36.9% to $69.6 million for 1999.

Salaries, wages and benefits increased $9.1 million, or 48.0%, to $28.0 million in 1999 compared to $18.9 million in 1998, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.6 million, or 5.4%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Salaries, wages and benefits on a pro forma basis increased $7.9 million, or 39.0% to $28.0 million for 1999, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention, as well as, having more tractors in service.

Fuel expenses increased $2.2 million, or 33.8%, to $8.6 million in 1999 compared to $6.4 million in 1999, largely due to the effect of the STS Acquisition which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.5 million or 11.0%, largely due to decreased fuel prices.

Fuel expense on a pro forma basis increased $1.8 million, or 26.9% to $8.6 million for 1999, due to having more tractors in service which more than offset decreased fuel prices.

Purchased transportation expense increased $5.4 million, or 51.5%, to $16.0 million in 1999 compared to $10.6 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $1.0 million, or 16.6%, due to an increase in contractor operated units.

Purchased transportation expense on a pro forma basis increased $4.8 million, or 42.7% to $16.0 million for 1999, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $3.1 million, or 59.6%, to $8.2 million in 1999 compared to $5.2 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.3 million, or 11.5%, due to a decrease in company-owned units in service.

Supplies and maintenance expense on a pro forma basis increased $2.8 million, or 50.5% to $8.2 million for 1999, due to having more tractors in service.

Insurance expense increased $0.9 million, or 65.6%, to $2.3 million in 1999 compared to $1.4 million in 1998, largely due to the STS Acquisition.

Interest expense increased $0.7 million, or 33.3%, to $3.0 million in 1999 compared to $2.2 million in 1998, due to the STS Acquisition. Outstanding debt and capital lease obligations aggregated $57.4 million at June 30, 1999 compared with $62.0 million at December 31, 1998.

Warrant accretion expense of $523 and $357 in 1999 and 1998, respectively, represents the accretion of STS warrants in connection with the STS Acquisition.

Debt issuance cost of $160 and $127 in 1999 and 1998, respectively, represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $151 and $120 in 1999 and 1998, respectively, represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $120 and $29 in 1999 and 1998, respectively, represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates of 22.2% (benefit) and 68.5% (provision) in 1999 and 1998, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses (i.e. warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursement paid to drivers.)

The loss on extinguishment of debt of $329, net of tax benefit of $142, relates to the issuance of warrants to purchase the Company's common stock issued in connection with an exchange of subordinated debt for common stock in March 1999 and the write-off of debt issuance costs due to the prepayment of subordinated debt in June 1999.

The cumulative effect of change in accounting relates to the write-off of organization costs of $177 in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities".

Net loss increased $2.0 million to $1.8 million in 1999 compared to net income of $0.2 million in 1998, largely due to non-recurring one-time charges (i.e., loss on extinguishment of debt and cumulative effect of a change in accounting) totaling $0.3 million, $0.2 million net of tax, as well as, a loss before cumulative effect of accounting change of $1.6 million at STS, largely due to the start-up operations of six new terminals in 1999 and a shortage of drivers at Asche Transfer, Inc. which resulted in poor operating results in January 1999.


COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1999 WITH THE THREE MONTH PERIOD ENDED JUNE 30, 1998.

Net revenues increased $9.7 million, or 33.3%, to $38.8 million in 1999, from $29.1 million in 1998, largely due to having more tractors in service. During the second quarter of 1999, the Company increased its revenue producing power units by 130 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues increased by $0.7 million, or 4.2%, due to having more tractors in service.

Total miles increased 6.4 million, or 29.1%, to 28.4 million in 1999 from 22.0 million in 1998, largely due to having more tractors in service. Average miles per tractor decreased 7.5% to 25,968 miles in 1999 from 28,069 miles in 1998. Average revenue per tractor decreased 4.3% to $35,520 in 1999 from $37,121 in 1998. The decreases in average miles per tractor and average revenue per tractor are primarily attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles increased by 0.5 million, or 3.9%, due to having more tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators in its Temperature-Controlled Segment, which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 2.0%, to 95.9% in 1999 from 93.9% in 1998. The increase in the operating ratio is largely due to increases in salaries, wages and benefits, supplies and maintenance and insurance expenses. Without giving effect to the STS Acquisition, the Company's operating ratio increased 1.8%, to 96.3% in 1999 from 94.5% in 1998. Total operating expenses increased $9.9 million, or 36.1%, to $37.2 million in 1999, compared to $27.4 million in 1998, largely due to increases in salaries, wages and benefits, supplies and maintenance and insurance expenses. Without giving effect to the STS Acquisition, the Company's total operating expenses increased by $0.9 million, or 6.1%.

Salaries, wages and benefits increased $4.2 million, or 39.3%, to $15.0 million in 1999 compared to $10.8 million in 1998, due to having more tractors in service and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.5 million, or 8.1%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses increased $1.2 million, or 33.4%, to $4.7 million in 1999 compared to $3.5 million in 1999, largely due to having more tractors in service which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.2 million or 9.1%, largely due to decreased fuel prices.

Purchased transportation expense increased $1.9 million, or 30.2%, to $8.3 million in 1999 compared to $6.3 million in 1998, largely due to an increase in contractor-operated units. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.4 million, or 12.7%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $1.2 million, or 35.8%, to $4.5 million in 1999 compared to $3.3 million in 1998, largely due to an increase in company-owned units in service. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense decreased by $0.1 million, or 6.1%.

Insurance expense increased $0.5 million, or 77.8%, to $1.2 million in 1999 compared to $0.7 million in 1998, largely due to increased insurance claims.

Interest expense increased $0.1 million, or 8.9%, to $1.5 million in 1999 compared to $1.4 million in 1998. Outstanding debt and capital lease obligations aggregated $57.4 million at June 30, 1999 compared with $62.0 million at December 31, 1998.

Warrant accretion expense of $262 and $214 in 1999 and 1998, respectively, represents the accretion of STS warrants in connection with the STS Acquisition.

Debt issuance cost of $63 and $76 in 1999 and 1998, respectively, represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $53 and $72 in 1999 and 1998, respectively, represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $103 and $17 in 1999 and 1998, respectively, represents the increase in minority interest in connection with the STS Acquisition.

The effective income tax rates are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses (i.e. warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursement paid to drivers.)

The loss on extinguishment of debt of $228, net of tax benefit of $142, relates to the write-off of debt issuance costs due to the prepayment of subordinated debt in June 1999.

Net loss increased $0.5 million to $0.5 million in 1999, largely due to a non-recurring one-time charge (i.e., loss on extinguishment of debt) totaling $0.2 million, as well as, increases in salaries, wages and benefits, supplies and maintenance and insurance expenses.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had net working capital of $7.7 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank lines of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $24.0 million, consisting of $18.0 million (Municipal Solid Waste Segment) and $6.0 million (Temperature-Controlled Segment), based on a percentage of eligible trade receivables and certain other fixed assets, $24.4 million was borrowed against the lines of credit at June 30, 1999, consisting of $18.6 million (Municipal Solid Waste Segment) and $5.8 million (Temperature-Controlled Segment). The Company had no availability at June 30, 1999.

The Company's growth and the significant investment in its modern fleet of tractors and trailers have historically been financed substantially through long-term debt and lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $57.4 million and $62.0 million at June 30, 1999 and December 31, 1998, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 3.91:1 at June 30, 1999 and 4.30:1 at December 31, 1998.

The Company believes that available cash, cash flow from future operations, and borrowings under its lines of credit will be sufficient to meet its current working capital needs and short-term commitments. The Company's long-term commitments consist of long-term debt and lease obligations. The Company believes that available cash, cash flow from operations, equity that the Company has in its equipment upon sale, and borrowings under its lines of credit will be sufficient to meet its long-term commitments.

On January 29, 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $0.7 million of the subordinated debt for 135,000 shares of the Company's common stock. On March 12, 1999, an unrelated individual exchanged $1.2 million of the subordinated debt for 230,000 shares of the Company's common stock. Additionally, $0.2 million of accrued interest owed to this individual was exchanged for 37,800 additional shares of the Company's common stock.

In June 1999, STS modified a long-term contract with Metro. Under the terms of the modification, STS will give Metro a rate reduction of one dollar per ton to transport municipal solid waste. In exchange of the rate reduction, Metro agreed to prepay $6.6 million of monthly fixed payments provided for in the original contract. In addition, Metro agreed to return $2.5 million of cash to STS that was held by Metro to secure STS's performance under their contract. The proceeds were used to prepay $7.5 million of subordinated debt with ACS.

In July 1999, the Company completed a private placement of the Company's common stock to an individual investor. The Company raised $3.0 million in exchange for 750,000 shares of the Company's common stock. In July 1999, the Company paid off $1.1 million of subordinated debt bearing 14% interest. In July 1999, certain unrelated individuals exchanged $0.4 million of subordinated debt bearing 14% interest for 88,894 shares of the Company's common stock. Additionally, $0.1 million of accrued interest owed to these individuals was exchanged for 19,096 additional shares of the Company's common stock. In August 1999, the Company paid off $0.4 million of subordinated debt bearing 14% interest. The Company anticipates prepaying the remaining subordinated debt through an equity infusion.

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


CHANGE IN ESTIMATED SALVAGE VALUES

In July 1998, the Company adjusted the estimated salvage values related to certain motor carrier equipment of AG Carriers from 20% to 49% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $0.1 million, $0.06 million after-tax ($0.01 basic and diluted net income per common share) in the six month period ended June 30, 1999.

RELATED PARTY LEASES

The Company currently leases certain of its revenue equipment from related parties. These leases are accounted for as capital leases. Payments to related parties on capital lease obligations in the six month periods ended June 30, 1999 and 1998 were $0.1 million and $0.4 million, respectively.


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


YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is focused as the year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company is taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We are continuing our as-yet-incomplete assessment of the impact of the year 2000 problem.

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


STATE OF READINESS

Internally, we have implemented a three-phase process to assess year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are year 2000 compliant. We have completed all three phases with respect to most of our purchased information technology ("IT") systems and non-IT systems and believe the systems are year 2000 compliant. We anticipate completing all three phases with respect to the remainder of the purchased IT and non-IT systems by the end of the third quarter of 1999.

Externally, we have implemented a three-phase process to assess year 2000 compliance of the systems of our vendors, customers and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors, customers and other third parties with whom we transact business and determine whether they are significant to our business ("core" parties); (2) to contact the vendors, customers and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the year

2000 problem; and (3) to evaluate the responses received from the vendors, customers and other third parties. The questionnaire we are using asks vendors, customers and other third parties such questions as (i) whether they have a documented year 2000 compliance plan, (ii) whether they are aware of any year 2000 readiness issues that could affect the Company, (iii) whether, if such an issue exists, they have plans to ensure compliance, (iv) what their target date is for year 2000 compliance, and (v) whether they have any contingency plans. We have completed all three phases with respect to core parties and non-core parties.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its notes payable under their revolving lines of credit. If the market interest rates for such borrowings average 1% more during 1999 than they did during 1998, the Company's interest expense would increase, the income before income taxes would decrease by approximately $0.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                                     PART II

                       ASCHE TRANSPORTATION SERVICES, INC.
                            (A DELAWARE CORPORATION)

ITEM 1.           LEGAL PROCEEDINGS.

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c)      Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a)(i) Date of Meeting
                           On May 19, 1999 the Company held its Annual Meeting of the Stockholders.

                  (b)(i) Description of each matter voted on and number of
                         votes cast. The following actions were taken at the Annual Meeting:
                         1. To elect Richard S. Baugh as a Class III Director.
                            For:  4,017,830
                         2. To elect Michael Todd Recob as a Class III Director:
                            For:  4,015,730
                         3. To adopt the second amendment to the Company's Stock
                            Option Plan.
                            For:  3,908,867; Against:  353,348  Abstain:  23,750
                         4. To adopt the Amendment to the Certificate of
                            Incorporation to create 1,000,000 shares of Preferred Stock.
                            For:  1,616,174; Against:  814,674; Abstain: 24,248,
                            Not Voted:  1,829,169.
                         5. To adopt the Amendment to the Certificate of
                            Incorporation to change the name of the
                            Company to "Asche Transportation Services,
                            Inc." For: 4,132,250; Against: 136,440;
                            Abstain: 17,275.


ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits

                  10.1     Second Amendment to the Company's Stock Option Plan

                  27.0     Financial Data Schedule

                  (b) Reports on Form 8-K
                           No reports on Form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Asche Transportation Services, Inc.



Date        August 10               , 1999           BY:  s/Leon M. Monachos
      ------------------------------                      ----------------------
                                                             Leon M. Monachos,
                                                         Chief Financial Officer


Date        August 10               , 1999           BY:  s/Larry L. Asche
      ------------------------------                      ----------------------
                                                              Larry L. Asche,
                                                               Chairman and
                                                         Chief Executive Officer