Form 10-Q
period 1999-09-30
ASCHE TRANSPORTATION SERVICES INC
filed 1999-11-15
CIK 927809

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                           -------------------------------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from                   to
                                          ------------------   -----------------

                         COMMISSION FILE NUMBER 0-24576

                       ASCHE TRANSPORTATION SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   36-3964954
----------------------------------          ------------------------------------
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

                           Yes    X       No
                               -------       -------

       Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 8,623,587 SHARES OF PAR
                                                    -----------------------
VALUE $.0001 COMMON STOCK
-------------------------

                   PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ASCHE TRANSPORTATION SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                            SEPTEMBER 30,
                                                                                                1999               DECEMBER 31,
                                                                                             (UNAUDITED)              1998
                                                                                            ------------          ------------
ASSETS
   Current assets:
      Cash and cash equivalents                                                             $      6,967          $      2,761
      Trade receivables, net                                                                      20,273                15,947
      Prepaid expenses and other current assets                                                    8,390                 5,947
                                                                                            ------------          ------------
            Total current assets                                                                  35,630                24,655

   Property and equipment, at cost                                                                62,477                57,053
      Less accumulated depreciation and amortization                                             (15,509)              (11,650)
                                                                                            ------------          ------------
         Net property and equipment                                                               46,968                45,403
                                                                                            ------------          ------------
   Excess of cost over net assets acquired, net                                                   13,824                14,176
   Debt issuance cost, net                                                                           426                 1,045
   Other assets                                                                                      280                 2,999
                                                                                            ------------          ------------
                  TOTAL ASSETS                                                              $     97,128          $     88,278
                                                                                            ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Cash overdraft                                                                        $      2,616          $      1,657
      Accounts payable                                                                             4,893                 3,756
      Accrued liabilities                                                                          1,509                 3,453
      Guaranteed obligation of Employee Stock Ownership Plan                                         152                   155
      Line of credit                                                                               4,974                     -
      Current maturities of long-term debt with unrelated parties                                  3,630                 4,152
      Current maturities of long-term debt with related party                                          -                   995
      Current maturities of capital lease obligations with unrelated parties                       2,017                 2,090
      Current maturities of capital lease obligations with related parties                             -                   151
      Subordinated debt, less unamortized debt discount of $ - and $107                              500                11,268
                                                                                            ------------          ------------
            Total current liabilities                                                             20,291                27,677

   Line of credit                                                                                 17,424                18,660
   Long-term debt with unrelated parties, less current maturities                                 16,130                16,379
   Long-term debt with related party, less current maturities                                      1,319                   761
   Capital lease obligations with unrelated parties, less current maturities                       4,492                 5,797
   Deferred revenue                                                                                6,384                     -
   Minority interest                                                                               1,500                   563
   Subordinated debt, less unamortized debt discount of  $430                                          -                 1,570
   Deferred income taxes                                                                           1,656                 1,656
   Accrued warrant accretion                                                                       1,500                   786
                                                                                            ------------          ------------
            Total liabilities                                                                     70,696                73,849

   Stockholders' equity:
      Common stock, $.0001 par value, 25,000,000 shares authorized,
         8,623,587 and 4,696,130 shares issued and outstanding                                         1                     -
      Additional paid-in capital                                                                  34,066                18,077
      Guarantee of Employee Stock Ownership Plan obligation                                         (152)                 (155)
      Accumulated deficit                                                                         (7,483)               (3,493)
                                                                                            ------------          ------------
            Total stockholders' equity                                                            26,432                14,429
                                                                                            ------------          ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     97,128          $     88,278
                                                                                            ============          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ASCHE TRANSPORTATION SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)
                                  (Unaudited)


                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                              -------------------------    ------------------------
                                                                                1999           1998          1999           1998
                                                                              ---------     -----------    ---------      ---------
NET REVENUES                                                                  $  40,838     $    29,462    $ 112,416      $  80,761

OPERATING EXPENSES
   Salaries, wages and benefits                                                  15,603          11,453       43,584         30,359
   Fuel                                                                           5,313           3,425       13,896          9,841
   Purchased transportation                                                       8,846           6,295       24,845         16,853
   Supplies and maintenance                                                       4,837           2,824       13,080          7,990
   Depreciation and amortization                                                  1,764           1,643        4,972          5,152
   Taxes and licenses                                                               703             474        1,893          1,272
   Insurance                                                                      1,333             886        3,610          2,261
   Communications and utilities                                                     471             365        1,358            987
   Gain on disposition of equipment                                                (250)           (409)        (332)          (457)
   Other                                                                            750             604        2,106          1,183
                                                                              ---------     -----------    ---------      ---------
            Total operating expenses                                             39,370          27,560      109,012         75,441
                                                                              ---------     -----------    ---------      ---------
OPERATING INCOME                                                                  1,468           1,902        3,404          5,320

OTHER (EXPENSES) INCOME
   Interest expense                                                              (1,248)         (1,408)      (4,214)        (3,633)
   Warrant accretion expense                                                       (191)           (214)        (714)          (572)
   Debt issuance cost                                                               (24)            (76)        (184)          (203)
   Amortization of debt discount                                                   (375)            (72)        (526)          (192)
   Minority interest expense                                                       (817)            (17)        (937)           (46)
   Investment banking termination fee                                            (1,000)              -       (1,000)             -
   Prepayment penalty                                                              (240)              -         (240)             -
   Warrant expense                                                                  (56)              -          (56)             -
   Other                                                                             37             112          369            296
                                                                              ---------     -----------    ---------      ---------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT (PROVISION),
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                             (2,446)            227       (4,098)           970
INCOME TAX BENEFIT (PROVISION)                                                      399            (219)         764           (728)
                                                                              ---------     -----------    ---------      ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        (2,047)              8       (3,334)           242
      Loss on extinguishment of debt, net of tax benefit of $9 and $151            (150)              -         (479)             -
                                                                              ---------     -----------    ---------      ---------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                             (2,197)              8       (3,813)           242
      Cumulative effect of change in accounting for
         start-up costs, net of tax benefit of $111                                   -               -         (177)             -
                                                                              ---------     -----------    ---------      ---------
NET (LOSS) INCOME                                                             $  (2,197)    $         8    $  (3,990)     $     242
                                                                              =========     ===========    =========      =========
BASIC AND DILUTED NET (LOSS) INCOME PER
   COMMON SHARE
      (Loss) income before extraordinary item and
         cumulative effect of accounting change                               $   (0.34)    $      0.00    $   (0.62)     $    0.05
      Extraordinary item                                                          (0.02)              -        (0.09)             -
      Cumulative effect of accounting change                                          -               -        (0.04)             -
                                                                              ---------     -----------    ---------      ---------
      Net (loss) income                                                       $   (0.36)    $      0.00    $   (0.75)     $    0.05
                                                                              =========     ===========    =========      =========
Weighted average common shares outstanding                                    6,032,750       4,626,130    5,353,088      4,580,014
                                                                              =========     ===========    =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ASCHE TRANSPORTATION SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (Unaudited)



                                                      Common Stock                       Guarantee of
                                                -----------------------                    Employee
                                                    $.0001 Par Value         Additional      stock                        Total
                                                -----------------------       Paid-In      Ownership   Accumulated    Stockholders'
                                                 Shares        Amount         Capital        Plan       Deficit          Equity
                                                -----------------------    ------------- ------------ ------------    -------------

Balance at December 31, 1998                    4,696,130    $        -     $    18,077  $    (155)   $    (3,493)    $     14,429
Issuance of common stock                        3,927,457             1          15,989          -              -           15,990
Reduction in Guarantee of ESOP obligation               -             -               -          3              -                3
Net loss                                                -             -               -          -         (3,990)          (3,990)
                                                -----------------------     -----------  ---------    -----------     ------------
Balance at September 30, 1999                   8,623,587    $        1     $    34,066  $    (152)   $    (7,483)    $     26,432
                                                =======================     ===========  =========    ===========     ============


The accompanying notes are an integral part of these condensed consolidated f inancial statements.

                      ASCHE TRANSPORTATION SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                             1999          1998
                                                                           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                       $(3,990)       $   242
   Adjustments to reconcile net (loss) income
         to net cash used in operating activities:
      Depreciation and amortization                                          4,972          5,152
      Gain on disposition of equipment                                        (332)          (457)
      Warrant accretion expense                                                714            572
      Amortization of debt discount                                            526            192
      Amortization of debt issuance costs                                      619            203
      Minority interest                                                        937             46
      Changes in other operating items:
         Trade receivables                                                  (4,326)        (9,502)
         Prepaid expenses and other assets                                     276         (5,647)
         Accounts payable                                                    1,137          2,099
         Accrued liabilities                                                (1,944)         1,664
                                                                           -------        -------
            Net cash used in operating activities                           (1,411)        (5,436)
                                                                           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions:
      Revenue equipment                                                     (4,388)        (3,789)
      Building, office equipment and other                                  (2,657)          (554)
   Proceeds from the sale of equipment                                       1,192          9,637
   Purchase of Specialty Transportation Services, Inc.                           -        (31,817)
                                                                           -------        -------
         Net cash used in investing activities                              (5,853)       (26,523)
                                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings of debt with unrelated parties                   2,124         18,090
   Proceeds from borrowings of subordinated debt                                 -         13,375
   Minority interest                                                             -            500
   Debt issuance costs                                                           -         (1,175)
   Net borrowings on lines of credit                                         3,738          8,071
   Net increase in cash overdraft                                              959          1,217
   Principal payments on subordinated debt                                 (12,864)             -
   Principal payments on long-term debt with unrelated parties              (2,895)        (3,738)
   Principal payments on long-term debt with related party                    (437)          (747)
   Principal payments on capital leases with unrelated parties              (1,378)        (3,478)
   Principal payments on capital leases with related parties                  (151)          (548)
   Deferred revenue                                                          6,384              -
   Proceeds from exercise of options and warrants                           15,990            392
                                                                           -------        -------
         Net cash provided by financing activities                          11,470         31,959
                                                                           -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                                        4,206              -

CASH AND CASH EQUIVALENTS
   Beginning of period                                                       2,761              -
                                                                           -------        -------
   End of period                                                           $ 6,967        $     -
                                                                           =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                           $ 4,784        $ 3,677
                                                                           =======        =======
   Income taxes paid                                                       $    51        $   399
                                                                           =======        =======

The accompanying notes are an integral part of these consolidated financial s tatements.

                       ASCHE TRANSPORTATION SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                 (in thousands, except per share and share data)
                                   (Unaudited)

NOTE 1 - NAME CHANGE

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

In addition, if the internal rate of return ("IRR") of the $8,000 subordinated debt investment with ACS is less than 24%, STS is required to issue warrants to purchase up to an additional 30% of STS common stock for a nominal cost. The Company has the right to call all, but not less than all, of these warrants or the underlying common stock, if previously converted, upon 30 days notice after all, but not less than all, of the $8,000 of subordinated debt issued has been paid in full by the Company for the greater of fair market value or a 24% IRR. The Company has the right to call the warrants, or underlying common stock, if previously converted, any time up to 5 years from the date of the acquisition. Commencing February 1, 2003, the warrants or underlying common stock, if previously converted, can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at the greater of fair market value or a 24% IRR on its investment. ACS's $500 common stock investment in STS can be put to STS after February 1, 2003 for the fair market value of the common stock. Upon certain events, both the subordinated debt warrants and the common stock in STS can be put to STS for cash, an increase in the subordinated debt, or shares in the Company's common stock at an earlier date. Subsequent to December 31, 1998, actions were taken by the Company relating to the $8,000 of subordinated debt with ACS. Refer to Note 10.

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

The following unaudited pro forma statement of operations data is based on certain amounts derived from the unaudited statement of operations of the Waste Transport Business for the nine months ended September 30, 1998, and assumes that the acquisition of the net assets of the Waste Transport Business occurred on January 1, 1998. The pro forma data is not necessarily indicative of the results of operations, which would have occurred had the acquisition taken place on January 1, 1998, or of future results of the consolidated operations of STS and the Company.

               Net revenues                                $69,673
               Net loss                                        531
               Basic and diluted net loss per share           0.12


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

MEASUREMENT OF SEGMENT PROFIT AND LOSS AND SEGMENT ASSETS

The Company evaluates performance and allocates resources on net profit and loss from operations. The Municipal Solid Waste Segment financial data includes parent company subordinated debt of $4,766 at September 30, 1998, less unamortized debt discount of $609 at September 30, 1998 issued by the parent company and related debt issuance costs of $210, less accumulated amortization of $210 at September 30, 1999 ($99 at September 30, 1998) in connection with the acquisition of the Waste Transport Business. The related interest expense of $337 for the nine month period ended September 30, 1999 ($444 for the nine month period ended September 30, 1998), amortization of debt issuance costs of $74 for the nine month period ended September 30, 1999 ($99 for the nine month period ended September 30, 1998) and amortization of debt discount of $526 for the nine month period ended September 30, 1999 ($192 for the nine month period ended September 30, 1998) are also included in the Municipal Solid Waste Segment.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of the distinct differences in the operations.

                                                                              TEMPERATURE-   MUNICIPAL
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999:                                    CONTROLLED  SOLID WASTE    TOTALS
-----------------------------------------------------------------------       ------------ -----------  --------
Net revenues                                                                    $47,221     $65,195     $112,416
Depreciation and amortization                                                     2,270       2,702        4,972
Operating income                                                                  2,061       2,559        4,620
Interest expense                                                                  1,007       3,163        4,170
Income tax benefit (provision)                                                     (510)        789          279
Segment profit (loss) before extraordinary item and
   cumulative effect of accounting change                                           816      (3,319)      (2,503)
Cumulation effect of accounting change                                                -        (177)        (177)
Segment profit (loss)                                                               816      (3,874)      (3,058)
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                          -         714          714
   Amortization of debt issuance costs                                                -         184          184
   Amortization of debt discount                                                      -         526          526
   Other                                                                              -         937          937
Segment assets                                                                   41,029      50,976       92,005
Expenditures for long-lived assets                                                5,642       1,403        7,045

OPERATING INCOME

Total operating income for reportable segments                                                          $  4,620
Parent company operating loss                                                                             (1,216)
                                                                                                        --------
   Total consolidated operating income                                                                  $  3,404
                                                                                                        ========
SEGMENT LOSS

Total loss for reportable segments                                                                      $ (3,058)
Parent company loss                                                                                         (932)
                                                                                                        --------
   Total consolidated loss                                                                              $ (3,990)
                                                                                                        ========
ASSETS

Total assets for reportable segments                                                                    $ 92,005
Parent company assets                                                                                      5,123
                                                                                                        --------
   Total consolidated assets                                                                            $ 97,128
                                                                                                        ========
OTHER SIGNIFICANT ITEMS

                                                                                            PARENT
                                                                                SEGMENT     COMPANY    CONSOLIDATED
                                                                                TOTALS    ADJUSTMENTS     TOTAL
                                                                                -------   -----------  ------------
Interest expense                                                                $ 4,170     $    44     $  4,214
Income tax benefit                                                                  279         485          764

                                                                              TEMPERATURE-   MUNICIPAL
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998:                                    CONTROLLED  SOLID WASTE   TOTALS
-----------------------------------------------------------------------       ------------ -----------  --------
Net revenues                                                                     $45,830     $34,931     $80,761
Depreciation and amortization                                                      3,220       1,932       5,152
Operating income                                                                   3,301       2,895       6,196
Interest expense                                                                   1,043       2,547       3,590
Income tax provision                                                                 984          98       1,082
Segment profit (loss)                                                              1,490        (683)        807
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                           -         572         572
   Amortization of debt issuance costs                                                 -         203         203
   Amortization of debt discount                                                       -         192         192
   Other                                                                               -          46          46
Segment assets                                                                    36,066      42,566      78,632
Expenditures for long-lived assets                                                 3,506         837       4,343

OPERATING INCOME

Total operating income for reportable segments                                                           $ 6,196
Parent company operating loss                                                                               (876)
                                                                                                         -------
   Total consolidated operating income                                                                   $ 5,320
                                                                                                         =======
SEGMENT PROFIT (LOSS)

Total profit for reportable segments                                                                     $   807
Parent company loss                                                                                         (565)
                                                                                                         -------
   Total consolidated profit                                                                             $   242
                                                                                                         =======
ASSETS

Total assets for reportable segments                                                                     $78,632
Parent company assets                                                                                        107
                                                                                                         -------
   Total consolidated assets                                                                             $78,739
                                                                                                         =======
OTHER SIGNIFICANT ITEMS

                                                                                             PARENT
                                                                                SEGMENT     COMPANY    CONSOLIDATED
                                                                                 TOTALS    ADJUSTMENTS     TOTAL
                                                                                -------   -----------  ------------
Interest expense                                                                 $ 3,590     $    43     $ 3,633
Income tax provision (benefit)                                                     1,082        (354)        728

                                                                              TEMPERATURE-   MUNICIPAL
THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999:                                  CONTROLLED  SOLID WASTE    TOTALS
-----------------------------------------------------------------------       ------------ -----------  --------
Net revenues                                                                     $16,002     $24,836     $40,838
Depreciation and amortization                                                        732       1,032       1,764
Operating income                                                                     623       1,292       1,915
Interest expense                                                                     361         872       1,233
Income tax benefit (provision)                                                      (130)        351         221
Segment profit (loss) before extraordinary item and
   cumulative effect of accounting change                                            210      (1,917)     (1,707)
Segment profit (loss)                                                                210      (2,067)     (1,857)
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                           -         191         191
   Amortization of debt issuance costs                                                 -          24          24
   Amortization of debt discount                                                       -         375         375
   Other                                                                               -         817         817
Segment assets                                                                    41,029      50,976      92,005
Expenditures for long-lived assets                                                 2,991         829       3,820

OPERATING INCOME

Total operating income for reportable segments                                                           $ 1,915
Parent company operating loss                                                                               (447)
                                                                                                         -------
   Total consolidated operating income                                                                   $ 1,468
                                                                                                         =======
SEGMENT LOSS

Total loss for reportable segments                                                                       $(1,857)
Parent company loss                                                                                         (340)
                                                                                                         -------
   Total consolidated loss                                                                               $(2,197)
                                                                                                         =======
ASSETS

Total assets for reportable segments                                                                     $92,005
Parent company assets                                                                                      5,123
                                                                                                         -------
   Total consolidated assets                                                                             $97,128
                                                                                                         =======
OTHER SIGNIFICANT ITEMS

                                                                                            PARENT
                                                                                SEGMENT     COMPANY    CONSOLIDATED
                                                                                TOTALS    ADJUSTMENTS     TOTAL
                                                                                -------   -----------  ------------
Interest expense                                                                 $ 1,233     $    15     $ 1,248
Income tax benefit                                                                   221         178         399

                                                                              TEMPERATURE-   MUNICIPAL
THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998:                                  CONTROLLED  SOLID WASTE    TOTALS
-----------------------------------------------------------------------       ------------ -----------  --------
Net revenues                                                                    $14,522     $14,940     $29,462
Depreciation and amortization                                                       927         716       1,643
Operating income                                                                  1,112       1,093       2,205
Interest expense                                                                    360       1,032       1,392
Income tax provision (benefit)                                                      332          10         342
Segment profit (loss)                                                               503        (299)        204
Significant noncash items included in segment profit (loss):
   Warrant accretion expense                                                          -         214         214
   Amortization of debt issuance costs                                                -          76          76
   Amortization of debt discount                                                      -          72          72
   Other                                                                              -          17          17
Segment assets                                                                   36,066      42,566      78,632
Expenditures for long-lived assets                                                  152         755         907

OPERATING INCOME

Total operating income for reportable segments                                                          $ 2,205
Parent company operating loss                                                                              (303)
                                                                                                        -------
   Total consolidated operating income                                                                  $ 1,902
                                                                                                        =======
SEGMENT PROFIT (LOSS)

Total profit for reportable segments                                                                    $   204
Parent company loss                                                                                        (196)
                                                                                                        -------
   Total consolidated profit                                                                            $     8
                                                                                                        =======
ASSETS

Total assets for reportable segments                                                                    $78,632
Parent company assets                                                                                       107
                                                                                                        -------
   Total consolidated assets                                                                            $78,739
                                                                                                        =======
OTHER SIGNIFICANT ITEMS

                                                                                            PARENT
                                                                                SEGMENT     COMPANY    CONSOLIDATED
                                                                                TOTALS    ADJUSTMENTS     TOTAL
                                                                                -------   -----------  ------------
Interest expense                                                                $ 1,392     $    16     $ 1,408
Income tax provision (benefit)                                                      342        (123)        219

NOTE 5 - DEBT TO EQUITY EXCHANGES

In January 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $675 of subordinated debt bearing 14% interest for 135,000 shares of the Company's common stock.

In March 1999, an individual who is an affiliate of the Company exchanged $1,150 of subordinated debt bearing 14% interest for 230,000 shares of the Company's common stock. In addition, $189 of accrued interest owed to this individual was exchanged for an additional 37,800 shares of the Company's common stock and 75,000 warrants to purchase the Company's common stock at $5 per share. In connection with the issuance of the warrants to purchase the Company's common stock, the Company recorded a non-recurring, non-cash, one-time extraordinary loss of $102 in the first quarter of 1999.

In July 1999, certain unrelated individuals exchanged $400 of subordinated debt bearing 14% interest for 88,894 shares of the Company's common stock. Additionally, $86 of accrued interest owed to these individuals was exchanged for an additional 19,096 shares of the Company's common stock.

NOTE 6 - MODIFICATION OF LONG-TERM CONTRACT AND PREPAYMENT OF SUBORDINATED DEBT

In June 1999, STS modified a long-term contract with the Metropolitan Service District of Portland ("Metro"). Under the terms of the modification, STS agreed to give Metro a rate reduction of one dollar per ton to transport municipal solid waste. In exchange of the rate reduction, Metro agreed to prepay $6,592 of monthly fixed payments provided for in the original contract. In addition, Metro agreed to return $2,500 of cash to STS that was held by Metro to secure STS's performance under their contract. STS hauls approximately 650 tons of municipal solid waste per year under this contract.

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

NOTE 7 - ISSUANCES OF COMMON STOCK

In July 1999, the Company issued 750,000 shares of the Company's common stock in a private sale to an individual investor who is an affiliate of the Company for $3,000.

In September 1999, the Company issued 2,666,667 shares of the Company's common stock in a private sale to Churchill Environmental & Industrial Equity Partners, L.P ("Churchill") for $12,000, $10,621 net of offering expenses. A portion of the proceeds were used to pay-off subordinated debt of $1,950 and pay-down the lines of credit by $4,156.

Under the agreement with Churchill, if the highest average closing price on the NASDAQ of the Company's common stock for any ten consecutive trading days during the period from September 1, 2000 to November 1, 2000 (the "Adjustment Price") is less than $6.50, the Company is required to issue to Churchill a number of additional shares, if any, equal to the quotient of (x) (1) $6.50 multiplied by 2,666,667; minus (2) the greater of the Adjustment Price or $3.00 per share multiplied by 2,666,667, divided by (y) the greater of the Adjustment Price or $3.00 per share.

NOTE 8 - COMMON SHARE DATA

Basic income per share is computed using the weighted-average number of shares outstanding. On a diluted basis, the weighted average number of shares outstanding is adjusted for the incremental shares attributed to outstanding options and warrants, when the effect of such items are dilutive. Diluted weighted-average shares outstanding for the three months ended September 30, 1998 in connection with options and warrants amounted to 559,075. Diluted weighted-average shares outstanding for the nine months ended September 30, 1998 in connection with options and warrants amounted to 568,638 shares.

NOTE 9 - RECENT ACCOUNTING STANDARDS

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires the costs of start-up activities, including organization costs, to be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for the Company for fiscal years beginning after December 15, 1998, and requires the Company upon adoption to write off any previously capitalized start-up or organization costs as a cumulative effect of a change in accounting principle. Thus, effective January 1, 1999, the Company wrote off all organization and start-up costs under the SOP as a cumulative effect of a change in accounting principle in the amount of $177, net of tax benefit of $111, which primarily related to the STS costs incurred in 1998 to open new terminals or expand existing facilities.

NOTE 10 - SUBSEQUENT EVENTS

In October 1999, the Company paid $4,515 to ACS to pay-off all remaining subordinated debt held by ACS ($500), to call all warrants in STS held by ACS, to purchase the 10% common stock in STS held by ACS and to terminate an investment banking agreement between STS and ACS. In conjunction with these transactions and the subordinated debt of $1,950 paid-off in September 1999 (see
Note 7), the Company incurred a one-time, non-recurring charge of $1,780, net of income tax benefit of $995.

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

On January 30, 1998, the Company purchased the net assets of the Waste Transport Business ("STS Acquisition") for $30,200 in cash. The Waste Transport Business is operated through STS, a newly formed subsidiary of the Company. The STS acquisition was accounted for as a purchase and accordingly, the 1998 consolidated statement of operations includes the results of STS from the date it was acquired. The results of operations discussed below are not necessarily comparable between periods because the results from operations for the nine months ended September 30, 1999 include STS and the results from operations for the nine months ended September 30, 1998 only includes STS since the date it was acquired.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 WITH THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998.

Net revenues increased $31.7 million, or 39.2 %, to $112.4 million in 1999, from $80.8 million in 1998, largely due to the STS Acquisition. During the first nine months of 1999, the Company increased its revenue producing power units by 235 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues increased by $1.4 million, or 3.0%.

Net revenues on a pro forma basis (assuming the STS Acquisition had occurred on January 1, 1998) increased $28.2 million, or 33.5% to $112.4 million for 1999 due to increased volume from existing customers and the addition of new customers in 1999.

Total miles increased 19.6 million, or 31.5 %, to 81.8 million in 1999 from 62.2 million in 1998, largely due to the STS Acquisition. Average miles per tractor decreased 10.9% to 73,335 miles in 1999 from 82,332 miles in 1998. Average revenue per tractor decreased 5.6% to $100,822 in 1999 from $106,827 in 1998. The decreases in average miles per tractor and average revenue per tractor are primarily attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles increased by 0.9 million, or 3.3%. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators in its Temperature-Controlled Segment, which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 3.6%, to 97.0% in 1999 from 93.4% in 1998. The increase in the operating ratio is largely due to the STS Acquisition and a shortage of drivers at the Temperature-Controlled Segment, which resulted in poor operating results in January 1999. Without giving effect to the STS Acquisition, the Company's operating ratio increased 3.5%, to 98.2% in 1999 from 94.7% in 1998. Total operating expenses increased $33.6 million, or 44.5%, to $109.0 million in 1999, compared to $75.4 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total operating expenses increased by $3.0 million, or 6.8%.

Operating expenses on a pro forma basis increased $30.6 million, or 39.0% to $109.0 million for 1999.

Salaries, wages and benefits increased $13.2 million, or 43.6%, to $43.6 million in 1999 compared to $30.4 million in 1998, due to the STS Acquisition and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $1.3 million, or 7.1%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Salaries, wages and benefits on a pro forma basis increased $12.0 million, or 38.0% to $43.6 million for 1999, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention, as well as, having more tractors in service.

Fuel expenses increased $4.1 million, or 41.2%, to $13.9 million in 1999 compared to $9.8 million in 1998, largely due to the effect of the STS Acquisition which more than offset decreased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense decreased by $0.2 million or 2.6%, largely due to decreased fuel prices.

Fuel expense on a pro forma basis increased $3.7 million, or 36.4% to $13.9 million for 1999, due to having more tractors in service which more than offset decreased fuel prices.

Purchased transportation expense increased $8.0 million, or 47.4%, to $24.8 million in 1999 compared to $16.9 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $1.6 million, or 17.9%, due to an increase in contractor operated units.

Purchased transportation expense on a pro forma basis increased $7.3 million, or 41.9% to $24.8 million for 1999, due to an increase in contractor-operated units.

Supplies and maintenance expenses increased $5.1 million, or 63.7%, to $13.1 million in 1999 compared to $8.0 million in 1998, largely due to the STS Acquisition. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense increased by $0.02 million, or 0.6%.

Supplies and maintenance expense on a pro forma basis increased $4.8 million, or 57.6% to $13.1 million for 1999, due to having more tractors in service.

Insurance expense increased $1.3 million, or 59.7%, to $3.6 million in 1999 compared to $2.3 million in 1998, largely due to the STS Acquisition.

Interest expense increased $0.6 million, or 16.0%, to $4.2 million in 1999 compared to $3.6 million in 1998, due to the STS Acquisition. Outstanding debt and capital lease obligations aggregated $50.6 million at September 30, 1999 compared with $62.0 million at December 31, 1998.

Warrant accretion expense of $714 and $572 in 1999 and 1998, respectively, represents the accretion of STS warrants in connection with the STS Acquisition.

Debt issuance cost of $184 and $203 in 1999 and 1998, respectively, represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $526 and $192 in 1999 and 1998, respectively, represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $937 and $46 in 1999 and 1998, respectively, represents the increase in minority interest in connection with the STS Acquisition.

The investment banking termination fee of $1,000 in 1999 represents the termination of an investment banking agreement between STS and ACS.

The effective income tax rates of 18.6% (benefit) and 75.1% (provision) in 1999 and 1998, respectively, are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses (i.e. warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursement paid to drivers.)

The loss on extinguishment of debt of $479, net of tax benefit of $151, relates to the issuance of warrants to purchase the Company's common stock issued in connection with an exchange of subordinated debt for common stock and the write-off of debt issuance costs due to the prepayment of subordinated debt.

The cumulative effect of change in accounting relates to the write-off of organization costs of $177, net of tax benefit of $111, in accordance with SOP 98-5 "Reporting on the Costs of Start-up Activities".

Net loss increased $4.2 million to $4.0 million in 1999 compared to net income of $0.2 million in 1998, largely due to non-recurring one-time charges (i.e., loss on extinguishment of debt, cumulative effect of a change in accounting, warrant accretion expense, debt issuance cost, amortization of debt discount, minority interest expense, investment banking termination fee, prepayment penalty and warrant expense) totaling $4.6 million, $2.9 million net of tax, as well as, start-up operations of six new terminals in 1999 and a shortage of drivers at the Temperature-Controlled Segment which resulted in poor operating results in January 1999.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998.

Net revenues increased $11.4 million, or 38.6%, to $40.8 million in 1999, from $29.5 million in 1998, largely due to having more tractors in service. During the third quarter of 1999, the Company increased its revenue producing power units by 96 units. Without giving effect to the additional net revenues contributed by the STS Acquisition, the Company's net revenues increased by $1.5 million, or 10.2%, due to having more tractors in service.

Total miles increased 6.8 million, or 30.0%, to 29.5 million in 1999 from 22.7 million in 1998, largely due to having more tractors in service. Average miles per tractor decreased 14.3% to 23,541 miles in 1999 from 27,483 miles in 1998. Average revenue per tractor decreased 8.6% to $32,566 in 1999 from $35,638 in 1998. The decreases in average miles per tractor and average revenue per tractor are primarily attributable to the effects of the STS Acquisition. Without giving effect to the STS Acquisition, the Company's total miles increased by 1.1 million, or 9.8%, due to having more tractors in service. Competition for drivers is intense within the trucking industry and the Company occasionally experiences difficulty attracting and retaining qualified drivers and owner-operators in its Temperature-Controlled Segment, which results in the temporary idling of revenue equipment.

The Company's operating ratio (operating expenses divided by operating revenues) increased 2.9%, to 96.4% in 1999 from 93.5% in 1998. The increase in the operating ratio is largely due to increases in fuel, maintenance and insurance expenses. Without giving effect to the STS Acquisition, the Company's operating ratio increased 4.5%, to 98.9% in 1999 from 94.4% in 1998. Total operating expenses increased $11.8 million, or 42.9%, to $39.4 million in 1999, compared to $27.6 million in 1998, largely due to increases in fuel, maintenance and insurance expenses. Without giving effect to the STS Acquisition, the Company's total operating expenses increased by $2.1 million, or 15.4%.

Salaries, wages and benefits increased $4.2 million, or 36.2%, to $15.6 million in 1999 compared to $11.5 million in 1998, due to having more tractors in service and increases in overall compensation of drivers that were needed to enhance recruitment and retention. Without giving effect to the STS Acquisition, the Company's salaries, wages and benefits increased by $0.6 million, or 10.5%, largely due to increases in overall compensation of drivers that were needed to enhance driver recruitment and retention.

Fuel expenses increased $1.9 million, or 55.1%, to $5.3 million in 1999 compared to $3.4 million in 1998, largely due to having more tractors in service and increased fuel prices. Without giving effect to the STS Acquisition, the Company's fuel expense increased by $0.3 million or 16.7%, largely due to increased fuel prices.

Purchased transportation expense increased $2.6 million, or 40.5%, to $8.8 million in 1999 compared to $6.3 million in 1998, largely due to an increase in contractor-operated units. Without giving effect to the STS Acquisition, the Company's purchased transportation expense increased by $0.6 million, or 20.7%, due to an increase in contractor operated units.

Supplies and maintenance expenses increased $2.0 million, or 71.3%, to $4.8 million in 1999 compared to $2.8 million in 1998, largely due to an increase in company-owned units in service. Without giving effect to the STS Acquisition, the Company's supplies and maintenance expense increased by $0.3 million, or 34.0%.

Insurance expense increased $0.4 million, or 50.5%, to $1.3 million in 1999 compared to $0.9 million in 1998, largely due to increased insurance claims and an increase in tractors in service.

Interest expense decreased $0.2 million, or 11.4%, to $1.2 million in 1999 compared to $1.4 million in 1998. Outstanding debt and capital lease obligations aggregated $50.6 million at September 30, 1999 compared with $62.0 million at December 31, 1998.

Warrant accretion expense of $191 and $214 in 1999 and 1998, respectively, represents the accretion of STS warrants in connection with the STS Acquisition.

Debt issuance cost of $24 and $76 in 1999 and 1998, respectively, represents the amortization of debt issuance costs in connection with the STS Acquisition.

Amortization of debt discount of $375 and $72 in 1999 and 1998, respectively, represents the amortization of debt discount in connection with the STS Acquisition.

Minority interest expense of $817 and $17 in 1999 and 1998, respectively, represents the increase in minority interest in connection with the STS Acquisition.

The investment banking termination fee of $1,000 in 1999 represents the termination of an investment banking agreement between STS and ACS.

The effective income tax rates are higher than the federal statutory rate due primarily to the non-deductibility of certain expenses (i.e. warrant accretion expense, amortization of debt discount, minority interest and per diem expense reimbursement paid to drivers.)

The loss on extinguishment of debt of $150, net of tax benefit of $9, relates to the write-off of debt issuance costs due to the prepayment of subordinated debt.

Net loss increased $2.2 million to $2.2 million in 1999, largely due to a non-recurring one-time charge (i.e., loss on extinguishment of debt, warrant accretion expense, debt issuance cost, amortization of debt discount, minority interest expense, investment banking termination fee, prepayment penalty and warrant expense) totaling $2.9 million, as well as, increases in fuel, maintenance and insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had net working capital of $15.3 million. The Company historically has funded its working capital requirements through a combination of operating profits, short turnover in trade receivables, effective cash management practices and borrowing under its revolving bank lines of credit. The Company has two revolving bank lines of credit with a total borrowing limit of $24.0 million, consisting of $18.0 million (Municipal Solid Waste Segment) and $6.0 million (Temperature-Controlled Segment), based on a percentage of eligible trade receivables and certain other fixed assets, $22.4 million was borrowed against the lines of credit at September 30, 1999, consisting of $17.4 million (Municipal Solid Waste Segment) and $5.0 million (Temperature-Controlled Segment). The Company had $2.3 million available at September 30, 1999.

The Company's growth and the significant investment in its modern fleet of tractors and trailers have historically been financed substantially through long-term debt and lease obligations collateralized by the equipment. The Company's outstanding debt and capital lease obligations, including current maturities, aggregated $50.6 million and $62.0 million at September 30, 1999 and December 31, 1998, respectively. The debt to equity ratio (calculated excluding payables and other liabilities) was 1.92:1 at September 30, 1999 and 4.30:1 at December 31, 1998.

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

In January 1999, certain related parties, substantially all of whom are officers and directors of the Company, exchanged $0.7 million of subordinated debt for 135,000 shares of the Company's common stock. In March 1999, an individual who is an affiliate of the Company exchanged $1.2 million of the subordinated debt for 230,000 shares of the Company's common stock. Additionally, $0.2 million of accrued interest owed to this individual was exchanged for 37,800 additional shares of the Company's common stock.

In June 1999, STS modified a long-term contract with Metro. Under the terms of the modification, STS agreed to give Metro a rate reduction of one dollar per ton to transport municipal solid waste. In exchange of the rate reduction, Metro agreed to prepay $6.6 million of monthly fixed payments provided for in the original contract. In addition, Metro agreed to return $2.5 million of cash to STS that was held by Metro to secure STS's performance under their contract.
The proceeds were used to prepay $7.5 million of subordinated debt with ACS.

In July 1999, the Company issued 750,000 shares of the Company's common stock in a private sale to an individual investor who is an affiliate of the Company for $3,000. In July 1999, the Company paid off $1.1 million of subordinated debt bearing 14% interest. In July 1999, certain unrelated individuals exchanged $0.4 million of subordinated debt bearing 14% interest for 88,894 shares of the Company's common stock. Additionally, $0.1 million of accrued interest owed to these individuals was exchanged for 19,096 additional shares of the Company's common stock. In August 1999, the Company paid off $0.4 million of subordinated debt bearing 14% interest. In September 1999, the Company issued 2,666,667 shares of the Company's common stock in a private sale to Churchill for $12 million, $10.6 million net of offering expenses. The proceeds were used to pay-off subordinated debt of $ 2.0 million and pay-down the lines of credit by $4.2 million.

The Company anticipates its future growth in the Municipal Solid Waste Segment to be more prominent than the Temperature-Controlled Segment. Certain growth in the Municipal Solid Waste Segment is also anticipated to come from new contract opportunities at existing terminal facilities, also requiring the purchase of additional motor carrier and other equipment. These equipment purchases are anticipated to be financed primarily through long-term debt and lease obligations collateralized by the equipment. Certain growth in the Municipal Solid Waste Segment is also anticipated to come from new contract opportunities at new locations requiring a significantly greater investment by the Company. The Company anticipates financing start-up costs for the new terminal facilities primarily through lease obligations.

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

CHANGE IN ESTIMATED SALVAGE VALUES

In July 1998, the Company adjusted the estimated salvage values related to certain motor carrier equipment of AG Carriers, Inc. from 20% to 49% of the original purchase price. The change better aligns the allocation of equipment cost with its expected use. This change reduced operating expenses approximately $0.15 million, $0.09 million after-tax in the nine month period ended September 30, 1999.

RELATED PARTY LEASES

The Company currently leases certain of its revenue equipment from related parties. These leases are accounted for as capital leases. Payments to related parties on capital lease obligations in the nine month periods ended September 30, 1999 and 1998 were $0.2 million and $0.6 million, respectively.

SEASONALITY

The Company's Temperature-Controlled Segment results of operations show a seasonal pattern because certain of the frozen food companies serviced by the Company generally reduce shipments during the summer season. During the winter months, the Company has at times experienced delays in meeting its pick-up and delivery schedules as a result of severe weather conditions. In addition, the Company's operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather. Accordingly, such factors cause fluctuations in results of operations. The foliage business of Asche Transfer, Inc. experiences seasonal fluctuations in volume during certain periods of the year. The Company's Municipal Solid Waste Segment does not experience significant seasonal fluctuations.

YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is focused as the year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company is taking the steps we believe are necessary to insure that this potential problem does not adversely affect our operating results in the future. We have completed our assessment of the impact of the year 2000 problem.

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

STATE OF READINESS

Internally, we have implemented a three-phase process to assess year 2000 compliance of our systems and remediate any material non-compliance. The phases are (1) to identify and test our material computer software and hardware in order to determine whether they are year 2000 compliant; (2) to correct or replace those software or hardware systems in which we determine there is a material problem with year 2000 compliance; and (3) to internally test the corrected or upgraded systems in order to determine whether they are year 2000 compliant. We have completed all three phases with respect to our purchased information technology ("IT") systems and non-IT systems and believe the systems are year 2000 compliant. We have completed all three phases with respect to the remainder of the purchased IT and non-IT systems and believe the systems are year 2000 compliant.

Externally, we have implemented a three-phase process to assess year 2000 compliance of the systems of our vendors, customers and third-party servicers, and remediate any material non-compliance. The phases are (1) to identify the vendors, customers and other third parties with whom we transact business and determine whether they are significant to our business ("core parties"); (2) to contact the vendors, customers and other third parties with whom we do business by, among other methods, sending them letters and questionnaires designed to solicit information relating to the year 2000 problem; and (3) to evaluate the responses received from the vendors, customers and other third parties. The questionnaire we are using asks vendors, customers and other third parties such questions as (i) whether they have a documented year 2000 compliance plan, (ii) whether they are aware of any year 2000 readiness issues that could affect the Company, (iii) whether, if such an issue exists, they have plans to ensure compliance, (iv) what their target date is for year 2000 compliance and (v) whether they have any contingency plans. We have completed all three phases with respect to core parties and non-core parties.

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

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

We are unaware of any material risk to the Company associated with year 2000 issues at the present time. We believe that the reasonably likely worst-case year 2000 scenario is a decrease in the efficiency with which we procure and deliver loads, and a decrease in the efficiency with which we receive payment for services rendered. A decrease in efficiency, however, would not necessarily result in a decrease in business. We expect that load procurement, load delivery and billing all could be achieved through alternative methods within a relatively short period of time. Any disruption, however, could result in some lost revenue.

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

CONTINGENCY PLANS

We have not yet developed specific contingency plans for the millennium bug. We have identified alternate vendors and service providers to decrease the impact on the Company if one or more of the core parties with whom we do business suffers a significant year 2000 problem.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company's earnings are affected by changes in short-term interest rates as a result of its notes payable under its revolving lines of credit. If the market interest rates for such borrowings average 1% more during 1999 than they did during 1998, the Company's interest expense would increase and the income before income taxes would decrease by approximately $0.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

                                     PART II


                       ASCHE TRANSPORTATION SERVICES, INC.
                            (A DELAWARE CORPORATION)

Item 1.           LEGAL PROCEEDINGS.

                  Not applicable.

Item 2.           CHANGES IN SECURITIES.

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c)      1.      On July 7, 1999, the Company sold 750,000
                           shares of its Common Stock to an accredited investor for $3,000,000 in reliance on Rule 506 of Regulation D.
                           2. On August 4, 1999, the Company issued 107,990 shares of its Common Stock to several accredited investors in exchange for $485,917 of subordinated indebtedness of the Company in reliance on Rule 506 of Regulation D.
                           3. On September 24, 1999 the Company sold 2,666,667 shares of its Common Stock to an accredited investor for $12,000,000 in reliance on Rule 506 of Regulation D.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a)(i)   Date of Meeting
                           On September 17, 1999 the Company held a
                           Special Meeting of the Stockholders.

                  (b)(i) Description of each matter voted on and number of votes cast. The following actions were taken at the Special Meeting:
                           1. To approve the investment proposal with Churchill
                              Environmental & Industrial Equity Partners, L.P.:
                              For: 3,561,500; Against: 54,325; Abstain: 37,086;
                              Not Voted: 1,880,826
                           2. To adopt an amendment to the Certificate of
                              Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000: For: 5,141,037; Against: 355,364;
                              Abstain: 37,436
                           3. To adopt an amendment to the Certificate of
                              Incorporation and the By-Laws to increase the maximum number of directors from not greater than nine to not greater than fifteen: For: 3,402,935;
                              Against: 204,643; Abstain: 45,333; Not Voted:
                              1,880,826

Item 5.     OTHER INFORMATION.

            Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits

            27.0   Financial Data Schedule

            (b)    Reports on Form 8-K

                   Form 8-K filed on July 22, 1999
                   Form 8-K filed on August 11, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Asche Transportation Services, Inc.



Date     November 12      , 1999   BY: /s/Leon M. Monachos
     --------------------              -----------------------------------------
                                       Leon M. Monachos, Chief Financial Officer


Date     November 12      , 1999   BY: /s/Larry L. Asche
     --------------------              -----------------------------------------
                                       Larry L. Asche, Chairman and
                                       Chief Executive Officer